Form 10-K405
period 1998-12-31
IRIDIUM LLC; IRIDIUM WORLD COMMUNICATIONS LTD; IRIDIUM IP LLC; IRIDIUM ROAMING LLC; IRIDIUM CAPITAL CORP; IRIDIUM OPERATING LLC; IRIDIUM FACILITIES CORP
filed 1999-03-31
CIK 948421, 1035442, 1042683, 1042684, 1042685, 1051721, 1057049

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        IRIDIUM WORLD COMMUNICATIONS LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             BERMUDA                                                          52-2025291
   (STATE OR OTHER JURISDICTION               0-22637                     (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)    (COMMISSION FILE NUMBER)            IDENTIFICATION NO.)

            CLARENDON HOUSE, 2 CHURCH STREET, HAMILTON HM 11, BERMUDA
                                 (441) 295-5950
          (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
             AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

                                   IRIDIUM LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               0-22637-01                              52-1984342
   (STATE OR OTHER JURISDICTION              (COMMISSION FILE NUMBER)                    (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                                                      IDENTIFICATION NO.)

                  1575 EYE STREET, N.W., WASHINGTON, D.C. 20005
                                 (202) 408-3800

               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

                              IRIDIUM OPERATING LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                               0-22637-02                       52-2066319
   (STATE OR OTHER JURISDICTION              (COMMISSION FILE NUMBER)             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                                                IDENTIFICATION NO.)

                  1575 EYE STREET, N.W., WASHINGTON, D.C. 20005
                                 (202) 408-3800
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

                                 IRIDIUM IP LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                             333-31741-01                             52-2048736
    (STATE OR OTHER JURISDICTION             (COMMISSION FILE NUMBER)                    (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                                                     IDENTIFICATION NO.)

                  1575 EYE STREET, N.W., WASHINGTON, D.C. 20005
                                 (202) 408-3800
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

       THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE
                           REDUCED DISCLOSURE FORMAT.

                            ------------------------

                               IRIDIUM ROAMING LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                           333-31741-02                         52-2048734
    (STATE OR OTHER JURISDICTION           (COMMISSION FILE NUMBER)                (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                                               IDENTIFICATION NO.)

                  1575 EYE STREET, N.W., WASHINGTON, D.C. 20005
                                 (202) 408-3800
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

       THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE
                           REDUCED DISCLOSURE FORMAT.

                            ------------------------

                           IRIDIUM CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                             333-31741-03                      52-2048739
    (STATE OR OTHER JURISDICTION             (COMMISSION FILE NUMBER)             (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                                              IDENTIFICATION NO.)

                  1575 EYE STREET, N.W., WASHINGTON, D.C. 20005
                                 (202) 408-3800
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

       THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            ------------------------

                         IRIDIUM FACILITIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                              333-44349-04                       52-2083969
(STATE OR OTHER JURISDICTION              (COMMISSION FILE NUMBER)              (I.R.S. EMPLOYER
      OF ORGANIZATION)                                                        IDENTIFICATION NO.)

                 1575 EYE STREET, N.W., WASHINGTON, D.C. 20005
                                 (202) 408-3800

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                             WHICH REGISTERED
-------------------                             ----------------

Iridium World
  Communications Ltd..................      Nasdaq National Market

Class A Common Stock
($0.01 par value)

  Iridium Operating LLC and Iridium Capital Corporation, as issuers, and Iridium IP LLC, Iridium Roaming LLC and Iridium Facilities Corporation, as guarantors, are required to file reports required by Section 13 of the Act pursuant to
Section 15(d) of the Act in respect of the issuers' (i) 13% Senior Notes due 2005, Series A, (ii) 14% Senior Notes due 2005, Series B, (iii) 11 1/4% Senior Notes due 2005, Series C and (iv) 10 7/8% Senior Notes due 2005, Series D.

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Iridium World Communications Ltd. voting stock held by nonaffiliates of the registrants as of March 1, 1999 was $480,820,909.

  At March 1, 1999, there were 19,725,986 shares of Iridium World Communications Ltd. Class A Common Stock ($0.01 par value per share) outstanding.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

================================================================================

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------

                                                     PART I
Item 1.             Business                                                                                  5
Item 2.             Properties                                                                               24
Item 3.             Legal Proceedings                                                                        25
Item 4.             Submission of Matters to a Vote of Security Holders                                      25


                                                     PART II

Item 5.             Market for IWCL's Common Equity and Related
                       Stockholder Matters                                                                   25
Item 6.             Selected Financial Data                                                                  27
Item 7.             Management's Discussion and Analysis of Financial
                       Condition and Results of Operation                                                    30
Item 7A.            Quantitative and Qualitative Disclosures About Market
                       Risk                                                                                  40
Item 8.             Financial Statements and Supplementary Data                                              40
Item 9.             Changes in and Disagreements With Accountants On
                       Accounting and Financial Disclosure                                                   40

                                                    PART III

Item 10.            Directors and Executive Officers of the Registrants                                      40
Item 11.            Executive Compensation                                                                   46
Item 12.            Security Ownership of Certain Beneficial Owners and
                       Management                                                                            49
Item 13.            Certain Relationships and Related Transactions                                           51


                                                     PART IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports
                       on Form 8-K                                                                           52

ITEM 1.  BUSINESS

INTRODUCTION

  This annual report is filed jointly by Iridium World Communications Ltd., or "IWCL", Iridium LLC, or "Parent", Iridium Operating LLC, or "Iridium", Iridium Capital Corporation, or "Capital", Iridium Roaming LLC, or "Roaming", Iridium IP LLC, or "IP", and Iridium Facilities Corporation, or "Facilities". Unless otherwise indicated, the information contained in this report is presented as of March 1, 1999.

  IWCL was incorporated by Parent as an exempted company under the Companies Act 1981 of Bermuda on December 12, 1996. IWCL is organized to act as a member of Parent and to have no other business. As of March 1, 1999, IWCL owned approximately 13.25% of the outstanding class 1 membership interests in Parent.

  Parent was formed as a limited liability company pursuant to the provisions of the Delaware Limited Liability Company Act, or "Delaware Act", on July 16, 1996. Parent's purpose is to acquire, own and manage the Iridium communications system, or "Iridium System".

  Iridium was formed as a limited liability company pursuant to the provisions of the Delaware Act on October 23, 1997. Iridium is a wholly-owned subsidiary of Parent. On December 18, 1997, Parent and Iridium effected an asset drop-down transaction pursuant to which substantially all of the assets and liabilities of Parent were transferred to Iridium.

  Capital is a Delaware corporation and a wholly-owned subsidiary of Iridium. Capital has no business other than serving as a co-issuer of Iridium's approximately $1.45 billion in aggregate principal amount of senior notes and guarantor of Iridium's secured bank facility. Capital has no significant assets and does not conduct any operations.

  Roaming, a Delaware limited liability company and a wholly-owned subsidiary of Iridium, is the entity that enters into roaming agreements with other wireless telecommunications providers on behalf of Iridium. IP, also a Delaware limited liability company and a wholly-owned subsidiary of Iridium, holds the worldwide trademark registrations of Iridium. Facilities, a Delaware corporation and a wholly-owned subsidiary of Iridium, is the entity which holds certain real property interests of Iridium. Each of Roaming, IP, and Facilities is a guarantor of the senior notes and the secured bank facility. The senior notes and the secured bank facility are also guaranteed by a new wholly-owned subsidiary of Iridium, Iridium (Potomac) LLC, a Delaware limited liability company, or "Potomac". Potomac will also hold certain real property interests of Iridium. Iridium Canada Facilities Inc., or "Canada Facilities", is a New Brunswick, Canada corporation and a wholly-owned foreign subsidiary of Iridium. Canada Facilities will hold certain Canadian real property interests of Iridium, but is not a guarantor of the senior notes or the secured bank facility.

  IWCL acts as a member of Parent and has no other business. The business of Iridium constitutes substantially all of Parent's business. Any reference below to Iridium relating to any event prior to the asset drop-down transaction should be interpreted as a reference to the Parent, as predecessor to Iridium.

                   IRIDIUM WORLD COMMUNICATIONS LTD. ("IWCL")

-    issuer of the class A common stock

- has no business other than its ownership and participation in the management of Iridium LLC


                        IRIDIUM'S 20 STRATEGIC INVESTORS

- primarily providers of wireless telecommunications services and equipment, satellite systems and satellite launch services.


                             IRIDIUM LLC ("Parent")

-    issuer of class 1 interests

-    owner of Iridium Operating LLC

-    owner of Iridum Aero Acquisition Sub, Inc.



                        IRIDIUM OPERATING LLC ("Iridium")

-    owner and operator of Iridium System

-    owner of Iridium Capital Corporation

-    owner of Iridium Roaming LLC

-    owner of Iridium IP LLC

-    owner of Iridium Facilities Corporation

-    owner of Iridium (Potomac) LLC

-    owner of Iridium Canada Facilities Inc.


BUSINESS SEGMENT

  Iridium operates in one industry segment, telecommunications.

FORWARD LOOKING STATEMENTS

  Iridium is transitioning from a development stage company into an operating company. Accordingly, many statements contained in, or incorporated by reference in, this report are forward looking. Examples of such statements include Iridium's expectations about (i) operations, (ii) its revenues, (iii) its markets, (iv) the technical capabilities of the Iridium System, (v) its funding needs, (vi) its funding sources, (vii) its prospects, (viii) regulatory matters,
(ix) the pricing of its services, (x) the availability and distribution of its phones and pagers, (xi) its competitors and their services and (xii) the actions of its equipment suppliers, gateway operators, service providers and roaming partners. Forward looking statements are inherently predictive and speculative and Iridium cannot assure you that any forward looking statements will prove to be correct. Actual results and developments are likely to be different, and may be materially different, from those expressed or implied by forward looking statements. For example, as described under "Business -- Marketing and Distribution" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Waiver of Secured
Bank Facility Covenants" below, subscriber levels and revenues for Iridium's initial commercial operations have been significantly below Iridium's prior estimates as a result of various factors, including an initial lack of availability of phones and pagers, a shortage of fully-trained and motivated service providers and sales personnel and lack of effective marketing coordination among Iridium, its gateways and its service providers. In particular, forward looking statements are based on a number of assumptions about future events, including the assumption that there will be a sufficient number of customers for, and usage of, the Iridium System to generate revenues in the amounts and at the times anticipated by Iridium. In reviewing the information contained in, or incorporated by reference in, this report (including the forward looking statements) you should recognize that Iridium has no meaningful operating history and must generate substantial revenues to satisfy its funding requirements and, accordingly, there can be no assurance that Iridium will ever be profitable.

  Factors which may cause IWCL's, Parent's or Iridium's results to differ materially from those expressed or implied by such forward looking statements include, but are not limited to, (i) Iridium's highly leveraged capital structure and need to use external funding sources, (ii) customer acceptance of, and demand for, Iridium World Services, (iii) delays and cost overruns related to the construction and deployment of the Iridium System, including the distribution of subscriber equipment, (iv) technological risks related to the development and implementation of the various components of the Iridium System,
(v) satellite launch, operation and maintenance risks, (vi) risks associated with the need to obtain operating licenses in the numerous countries where Iridium assumes it will provide its services, (vii) competition from satellite and terrestrial communications services and (viii) Iridium's dependence on Motorola, Inc., or "Motorola", its gateway operators and its service providers for the construction and operation of the Iridium System and the distribution and marketing of Iridium World Services. These factors, and other factors that could result in the forward looking statement proving to be inaccurate, or materially affect Iridium's operations, are described in greater detail in the Securities and Exchange Commission filings of IWCL, Parent and Iridium, and in
Exhibit 99, "Risk Factors", to this Report on Form 10-K.

OVERVIEW

  Iridium is the first global wireless telecommunications company. Iridium offers its customers the ability to make and receive phone calls and receive pages virtually anywhere in the world. Iridium accomplishes this by providing access to the Iridium satellite constellation as well as the world's cellular networks -- all with one phone, one phone number and one customer bill. Iridium believes it will be the only wireless telecommunications company in operation well into the year 2000 that will be able to offer this comprehensive global communications service.

  Iridium commenced commercial phone service on November 1, 1998 and commercial paging service on November 15, 1998. Over the past 20 months, Iridium has successfully launched, deployed and programmed over 75 satellites (including orbiting spares). Iridium's satellites now orbit the Earth in a constellation that provides 24 hours per day satellite phone and paging service to virtually anywhere in the world.

IRIDIUM SERVICES

  Iridium's strategy is to be the total mobile communications solution for its target markets by offering flexible service packages that allow customers to conveniently select the most attractive telecommunications alternative anywhere in the world they travel. Iridium World Satellite Service is designed for customers who need to receive or make phone calls in areas not currently served by cellular service. Iridium World Roaming Service is designed for customers who travel to areas where their "home" cellular service will not support roaming, including areas served by cellular networks that use electronic languages, or "protocols", that are not compatible with their home network's protocol. Iridium World Page Service offers the ability to receive a message virtually anywhere in the world, including on aircraft. The Iridium World Calling Card provides customers with a cost-effective means of accessing land-line services while traveling. By packaging these services in various combinations, Iridium can meet the diverse needs of its customers whether they travel to remote parts of the globe or to areas served by cellular networks or both.

Iridium World Satellite Service

  Iridium's satellites provide phone service to virtually anywhere on the surface of the Earth where Iridium World Satellite Service is authorized. The Iridium System is designed to provide a signal strength for voice communication that averages approximately 16dB with an unobstructed view of the satellite, which Iridium believes is a significantly higher signal strength than other proposed mobile satellite systems. Iridium believes its signal strength will enable it to better serve portable, hand-held phones than competing mobile satellite systems. In the future, Iridium expects to be able to offer a full array of calling features including call waiting, call hold, conference calling, call forwarding and call barring. Iridium World Satellite Service is available in more than 138 countries and territories as of March 1, 1999. Iridium's goal is for Iridium World Satellite Service to be available in virtually all countries and territories.

  Iridium World Satellite Service is a complement to, not a replacement for, cellular service. The availability of cellular service is limited by the geographic coverage of cellular systems. Iridium World Satellite Service is not geographically constrained and, accordingly, extends mobile phone access to areas not covered by cellular service. With a dual mode satellite/cellular phone, or two separate phones, a customer can travel the globe and make or receive phone calls from virtually anywhere in the world, including remote and mid-ocean areas.

  Iridium does not expect its customers to use Iridium World Satellite Service where cellular services are available, because Iridium satellite voice service is priced significantly higher than most cellular services and because Iridium satellite voice service does not work as well as cellular services within buildings and in urban areas where buildings are densely spaced. The quality of a satellite call depends to a large extent on the strength of the signal between the satellite and the phone. An obstruction between the satellite and the phone reduces the signal strength and can result in poor call quality or no service at all. See Exhibit 99, "Risk Factors -- Factors Affecting Customer Acceptance of Satellite-Based Service" for a discussion of certain service limitations of Iridium World Satellite Service. Although Iridium customers should not expect satellite-based voice services to be reliable in these environments, cellular and land-line services are typically available in these areas, and Iridium provides its customers with the ability to access land-line service, cellular service and satellite service using the same phone number and customer bill.

Iridium World Roaming Service

  Iridium World Roaming Service permits subscribers to roam among cellular networks that have roaming agreements with Iridium and have technically integrated with the Iridium System. Iridium intends to create the broadest global cellular roaming service available. Iridium has entered into roaming agreements with more than 171 roaming partners and has integrated more than 75 of those partners (including cellular networks in more than 48 countries and territories) with the Iridium System. Iridium's business plan currently calls for roaming agreements covering networks in more than 150 countries and territories to be integrated with the Iridium System by 2002.

  In providing Iridium World Roaming Service, Iridium acts either as the customer's "home" system or as an interface between the visited cellular network and the customer's home network, even if the visited and home networks use differing protocols (e.g., IS-41 and GSM). Iridium World Roaming Service customers who travel between places that are served by different wireless protocols can place calls and can be reached on one phone number by using either a multi-mode phone that is compatible with multiple protocols or with a combination of cellular phones, one for each protocol. Because non-conforming IS-41 cellular technology currently does not permit sufficient anti-fraud security or certain international dialing, Iridium World Roaming Service is not provided with networks using non-conforming IS-41, although Iridium has developed technology for, and is seeking a patent that covers, a technical solution to the anti-security problem, and expects to begin service integrating this system by year-end 1999.

Iridium World Page Service

  Iridium is the first company to offer global paging to a belt-worn pager. Iridium offers global paging both as a stand-alone service and bundled with its voice service. The Iridium pager has a signal strength of approximately 26dB (which provides significantly greater in-building penetration than satellite-based voice services) and can receive alphanumeric messages, in any one of 19 languages, and numeric messages. Iridium World Page Service customers can be paged in over 200 countries and territories and onboard aircraft.

  To use the Iridium satellites efficiently, pages are sent to specified message delivery areas, or "MDAs", rather than over the entire constellation (and thus, the globe). The MDAs vary in size and shape and are designed to encompass common travel routes and areas, including the air corridors between New York and London and the eastern third of the United States. Iridium intends to vary the size of each MDA in light of demand, capacity and competition. Because the pager is a one-way device and cannot tell the network its location, customers are required to choose up to three MDAs for normal delivery of messages.

  When traveling, Iridium World Satellite Service customers and Iridium World Roaming Service customers who have Iridium as their "home" system have the benefit of "follow-me paging". With "follow-me paging", customers are generally able to register their location (at no charge) by briefly turning on their Iridium phone. The Iridium System then can identify the appropriate MDAs to send a page without further customer action. Customers who are not subscribers to Iridium World Satellite Service or are not "homed" on Iridium can update their MDAs via a touch-tone phone, operator assistance or the Internet.


Iridium World Calling Card

  The Iridium World Calling Card adds land-line access to Iridium's array of service offerings that can be linked by a single customer bill. The calling card also provides discount voice mail retrieval for Iridium World Satellite Service customers. Iridium believes its calling card rates are competitively priced with other international calling card services. Iridium World Calling Card Service is available in more than 72 countries and territories.


Iridium Aeronautical Service

  Iridium intends to introduce a single channel satellite aeronautical phone service to private and commercial aircraft in 1999. In addition, on December 22, 1998, Parent, through a wholly-owned subsidiary, Iridium Aero Acquisition Sub, Inc., or "Aero", agreed to acquire Claircom Communications Group, Inc., a wholly-owned subsidiary of AT&T Wireless Services, Inc. and Rogers Cantel Inc., which currently provides inflight phone service (generally under the AT&T brand) on a total of approximately 1,750 commercial and executive aircraft. The aggregate acquisition cost is approximately $65 million, consisting of approximately $25.6 million in cash and approximately $39.4 million of notes of Claircom which will be guaranteed by the Parent and issued to the sellers of the Claircom shares. Upon completion of the acquisition, it is expected that Iridium will operate this service and brand it with the Iridium name. This proposed acquisition is subject to certain significant conditions and is expected to close in the third or fourth quarters of 1999.

TARGET MARKETS

Global Travelers and International Urban Travelers

  The Global Travelers and International Urban Travelers market segments are expected to represent a major market opportunity for Iridium. Currently, the ability of land-based wireless service subscribers to communicate outside their home territories or regions is limited by:

     - the absence or unavailability of local cellular service in many regions, particularly in lesser-developed regions of the world;

     - the absence of roaming agreements between the user's local cellular provider and the wireless providers in the country or region in which the user is traveling; and

     - the inability of the user's "home" system to support roaming to other cellular systems that use a different wireless protocol than does the user's "home" wireless system.

  Iridium expects that its Iridium World Satellite Service, Iridium World Roaming Service and Iridium World Page Service will appeal to Global Travelers, and that its Iridium World Roaming Service and Iridium World Page Service will appeal to International Urban Travelers who frequently travel to areas served by cellular networks that use different protocols but who rarely travel outside cellular coverage, as logical extensions of their existing telecommunications services. In particular, Iridium believes that traveling professionals will use the unique capabilities of the Iridium System to remain in contact with their homes and offices.

  Iridium has been disappointed by the initial sales of Iridium World Services to these market segments. Iridium believes that there is substantial demand in these markets for the services it provides and that the lack of initial sales is attributable to difficulties in the production and distribution of phones and pagers and a shortage of fully-trained and motivated service providers and sales personnel. Iridium believes the initial subscriber equipment production problems have been largely addressed. Iridium is undertaking a variety of initiatives to ensure that subscriber equipment is more effectively distributed and that service providers are appropriately trained and motivated. In addition, Iridium expects that, as was the case with cellular service, demand from these target markets will increase as smaller and less expensive phones become available. See "- Marketing and Distribution" for a description of these initiatives.

Industrial Users

  Iridium believes that the Industrial Users market segment constitutes a significant and immediate opportunity for Iridium. For companies that have multiple locations around the globe, or a requirement for remote communications, the Iridium System provides a single communications solution. This market segment includes national and multinational companies that have executives who travel outside of their home cellular coverage area or who have a need for satellite services in the regular course of business. The segment also includes companies that are expected to demand satellite services at remote industrial sites and on land and water transportation vehicles, such as utilities, oil and mineral exploration, pipeline construction, engineering, fishing and forestry. Iridium World Satellite Service and Iridium World Page Service are expected to be used in this market segment for business communications and emergency backup communications.

  Iridium is focusing a substantial portion of its initial marketing and distribution efforts on the Industrial Users market segment because it believes many companies in this segment have a significant current demand for mobile satellite communications and will be significant users of Iridium's services. In the course of the initial marketing efforts to Industrial Users, Iridium and its gateways and service providers have encountered coordination difficulties in packaging global or super-regional telecommunications solutions for potential customers because these customers' operations often span a number of exclusive gateway and service provider territories. Iridium is undertaking several initiatives to address these coordination difficulties. See "- Marketing and Distribution" for a description of these initiatives.

Public Sector Users

  Currently, governments are significant users of satellite services, and Iridium anticipates that the coverage and ease of portability of Iridium World Satellite Service and Iridium World Page Service will make them attractive for a variety of governmental applications. The government communications addressable market includes governmental departments and agencies and international organizations for civilian and military applications, including law enforcement, official travel and disaster relief. In addition, governments require satellite services for operations in areas where inadequate land-based communication capability is common, such as for border patrols, customs operations, communication with ships at sea and embassy communications.

  One of Iridium's 12 gateways is owned by the U.S. government and Iridium expects that the U.S. government, including the U.S. military and agencies that operate internationally, will be significant users of Iridium's services.

In-Country Users

  The In-Country Users market segment is comprised of two subcategories:

     - users in areas where potential demand for cellular service exists but such services have yet to be deployed, or, if deployed, are of poor quality, typically in rural areas of developed countries; and

     - users in areas with inadequate or inconvenient access to any telephone services, typically in developing countries.

  Iridium World Satellite Service can be viewed as a precursor to a permanent wired or land-based wireless service in many of these areas and as a long-term telecommunications solution in those areas where no land-based system can be economically justified. In-Country Users are also expected to be candidates for Iridium World Page Service.

MARKETING AND DISTRIBUTION

  Iridium's marketing strategy is to position Iridium as the premier brand in global wireless communications services. Iridium believes that its principal target markets can be reached effectively through established marketing channels. Iridium believes focusing on these market segments gives it an advantage over mobile satellite systems that target individuals in remote areas where marketing opportunities and distribution channels are limited. Iridium is striving to establish a global identity through a comprehensive global marketing strategy. Iridium coordinates with its gateway partners to determine the optimum allocation of marketing expenditures and engages in direct marketing to certain markets, including the utility, oil and gas, mining and maritime industries.

  Iridium's distribution strategy reflects its role as a wholesaler of Iridium services. The retail distribution of Iridium services generally takes place through Iridium's gateway operators, and is designed primarily to utilize existing wireless retail distribution channels. Iridium's gateway operators will distribute Iridium services through their own distribution channels or through, or in conjunction with, one or more existing wireless service providers (including Iridium World Roaming Service roaming partners). As of March 1, 1999, Iridium and its gateway operators had agreements with more than 300 such service providers and had integrated more than 86 of these service providers. All Iridium service providers have primary responsibility for marketing Iridium services within their territories in accordance with marketing policies and programs established by Iridium and the gateway operators. In addition, Iridium service providers are responsible for billing, collection and (with Iridium) share customer service responsibilities. Iridium provides centralized customer service principally through its three global customer care centers, which operate 24 hours per day, seven days a week and support 13 languages.

Initial Distribution Challenges

  The global availability of phones and pagers, the attraction and retention of effective service providers and the effective coordination of marketing among Iridium, its gateways and its service providers have been Iridium's most significant challenges as it has transitioned from a development stage company to an operating company.

Production and Distribution of Phones and Pagers

  Iridium phones and pagers are an essential component of Iridium's satellite services and, accordingly, Iridium can only add new Iridium World Satellite Service and Iridium World Page Service customers to the extent that phones and pagers are available for customer use. Iridium's initial marketing and sales efforts were constrained by a shortage of phones and pagers. During the initial roll-out of Iridium World Services, (i) Kyocera experienced significant difficulties in achieving Iridium's quality control standards for its satellite and dual mode satellite/cellular phones and was unable to ship significant quantities of phones until early March of 1999, (ii) there were substantial difficulties in distributing phones and pagers to various markets around the world and (iii) although Motorola's satellite phones and pagers have been available, the production of cellular cassettes for its dual mode satellite/cellular phones and some other accessories was delayed.

  Iridium believes that Motorola and Kyocera now have the production capacity to supply a sufficient number of phones (including dual mode satellite/cellular phones) and pagers to meet customer demand. As of March 1, 1999, Motorola had produced approximately 40,700 phones, Kyocera phones had been approved for commercial shipment and an aggregate of approximately 13,000 Motorola and Kyocera pagers had been produced. Once phones and pagers are produced, they must be distributed to service providers before a new customer can be added. Distribution of customer equipment to certain parts of the world can require substantial time. Getting phones and pagers from their two production locations to a large number of service providers located all over the globe has been, and continues to be, a significant challenge. Hurdles that must be overcome include customs and tax clearance in each of the countries to which the phones and pagers are shipped and ensuring effective coordination among the gateways and the numerous local and regional distribution channels so that subscriber equipment is not subject to unnecessary taxes or inefficient mark-ups. For further discussion of subscriber equipment pricing see "- Components of the Iridium System - Subscriber Equipment".

Distribution and Marketing of Iridium World Services

  Iridium has been disappointed by the initial sales of Iridium World Services to its target markets because it believes there is substantial demand in these markets for its services. Putting aside the initial difficulties in the production and distribution of phones and pagers, Iridium believes this lack of initial sales is attributable largely to a shortage of fully-trained and motivated service providers and sales personnel, and a lack of coordination among Iridium, its gateways and its service providers.

  In the global traveler and international urban traveler target markets, Iridium believes these problems have arisen because Iridium World Services have not been appropriately positioned within existing distribution channels.
Iridium World Services are significantly different from traditional cellular services and, in general, appeal only to a small subset of a cellular provider's existing customer base - those customers that travel beyond their existing cellular coverage. Because Iridium World Services are different and new to the marketplace, market education is critical and requires educated, trained and motivated point of purchase sales personnel. Iridium believes that its service providers, which for the most part are cellular providers, require significant additional training and education about Iridium World Services so that they are both motivated and able to sell Iridium World Services. In addition, market feedback to Iridium and its gateways from the service providers is important. Feedback enables Iridium and its gateways to market and price Iridium World Services in packages that are tailored to market demand. Iridium and its gateways are developing interactive programs with service providers to address these market realities and improve the marketing and distribution of Iridium World Services.

  In the industrial users and public sector users target markets, initial marketing and sales problems have arisen because gateway operators and service providers have exclusive sales territories and these customers' operations span a number of these territories. Iridium's initial distribution programs did not address this coordination problem. Iridium and its gateways have addressed this problem in the context of several potential global and super-regional customers and are in the process of developing a more comprehensive solution to this coordination problem.

  These initiatives may take time to implement and, accordingly, Iridium is in the process of revising its revenue and subscriber estimates in the light of its initial marketing and distribution difficulties. For a discussion of the effects such revisions are expected to have on Iridium's financial condition and results of operations see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRICING

  Iridium's wholesale pricing strategy for its voice services is similar to the prevailing pricing structure for traditional cellular calls. Prices for cellular calls generally reflect two components -- a charge based on the land-line "dial-up" rate for a comparable call (primarily the long distance charges) and a mobility premium for the convenience of wireless service (including any roaming charges). Pricing for both Iridium World Satellite Service and Iridium World Roaming Service is based on this structure. For international Iridium World Satellite Service calls, which Iridium expects will constitute the majority of calls over the Iridium satellite system, the "dial-up" rate component is designed to approximate the rates for comparable land-line point-to-point international long distance calls.

  Iridium sets the wholesale prices for its services to allow for a suggested retail price that approximates the "dial-up" rate plus the mobility premium. Iridium's wholesale price is designed to compensate Iridium, as the network provider, and the originating and terminating gateways, as well as to cover the charges for the landline portion of the call (i.e., for an outbound satellite call from the gateway to the person receiving the call). The charge for the landline portion of the call is often referred to as the "PSTN tail charge", where PSTN is an acronym for public switched telephone network. The home gateway marks up the wholesale price and the service provider establishes the final retail price. Iridium currently expects that its wholesale usage fees for international Iridium World Satellite Service calls between two countries will result in suggested retail prices that, in aggregate, are approximately 25% to 30% above the retail prices for land-based voice calling options that traveling customers could use for a similar call between the same two countries (e.g., international calling card and international cellular roaming rates). Iridium expects such prices will be competitive with other global mobile satellite systems. In addition, from a regulatory approval perspective, in markets where the monopoly telecommunications provider and the licensing authority are the same entity, a pricing strategy that takes into account the "dial-up" alternatives allows Iridium to respond to concerns that Iridium will capture the local monopoly provider's long-distance revenues by undercutting land based "dial-up" rates.

  For Iridium World Roaming Service pricing, the "dial-up" rate component is primarily the long distance charge. The mobility premium compensates the parties involved -- primarily the serving network for its airtime charges, the visited gateway for customer authentication and Iridium for its protocol translation services. The retail price includes the markup of the home gateway and service provider. Iridium believes that its Iridium World Roaming Service suggested retail prices are comparable to other cross-protocol roaming services.

  In addition to airtime charges based on the "dial-up" rate plus mobility premium, Iridium subscribers pay a monthly subscription fee in the same manner that cellular customers pay monthly charges. Iridium permits its service providers that are wireless network operators to offer Iridium's services as additional features to their existing wireless services, which permits their customers to remain customers of the wireless network and to roam onto the Iridium System, including Iridium World Satellite Service and Iridium World Roaming Service. Generally, these customers pay a feature charge to Iridium for the roaming privilege that is below the Iridium monthly subscription fee, but they pay an additional roaming premium for calls made over the Iridium System.

  Currently, Iridium paging subscribers pay a fixed monthly subscription fee for up to 200 pages. The monthly paging subscription fee is discounted for persons who are also subscribers to Iridium voice services.

  In connection with its efforts to improve the marketing and distribution of Iridium World Services, Iridium is considering various modifications to its pricing structure, including simplifying the wholesale pricing structure it offers its gateways and service providers. See "- Marketing and Distribution" above for a discussion of challenges in marketing and distribution of Iridium Services that Iridium must overcome.

COMPONENTS OF THE IRIDIUM SYSTEM

  The Iridium System has four principal components: the space segment, the gateways, the Iridium phones, pagers and SIMs and the Iridium land-based interprotocol roaming infrastructure. Iridium owns the space segment and the interprotocol roaming infrastructure, and the gateway owners own and operate their gateways.

  Iridium believes that the capabilities and interplay of these four components of the Iridium System allow Iridium to provide service features that Iridium's principal target markets will find desirable and that will differentiate Iridium from its competitors. The number and distribution of satellites in the Iridium constellation enables Iridium to provide satellite voice and paging services to virtually anywhere on the globe where service is authorized, including mid-ocean and remote areas. Iridium believes that its satellite signal strength allows it to provide better service to hand-held phones and a higher degree of in-building penetration for pagers than competing mobile satellite systems will be able to provide. In addition, Iridium believes that its satellite voice quality is acceptable to customers as a complement to cellular service when they are outside cellular coverage.

Space Segment

  The space segment, including the initial deployment of the satellite constellation and the build out of the ground control facilities, was completed in November 1998.

  The satellite constellation of the space segment consists of a constellation of 66 low earth orbit satellites (plus orbiting spares) arranged in six orbital planes. The satellites fly at an altitude of approximately 780 kilometers from the Earth and complete an orbit approximately every 100 minutes. The satellites have three antennas and communicate with phones and pagers on the ground using main mission antennas, with gateways using gateway link antennas and with other Iridium satellites in space using cross-link antennas.

  The main mission antennas communicate with phones and pagers through tightly focused antenna beams forming a continuous pattern on the Earth's surface. The main mission antenna subsystem of each satellite includes three phased array antennas, each containing an array of transmit/receive modules. Collectively, the 48 beams produced by a single satellite combine to cover a circular area of the Earth with a diameter of approximately 4,340 kilometers. The Iridium System architecture incorporates certain features, such as call hand-off, which allows the space segment communications link with phones to be transferred from satellite to satellite as the satellites move over the area where the customer is located.

  Operation of the satellites is monitored, managed and controlled by the Satellite Network Operations Center, or the "SNOC", located in Virginia. A back-up operations center is located in Italy, and additional control stations are located in northern Canada and Hawaii, with an additional transportable control system currently located in Iceland. These facilities manage the performance and status of each of the satellites. The SNOC also manages the network by developing and distributing routing tables for use by the satellites and gateways, directing traffic routing through the network and controlling the formation of coverage areas by the satellites' main mission antennas.

  Iridium has contracted with Motorola to maintain the space segment pursuant to the operations and maintenance, or "O&M", contract. This contract has an initial term of five years and is extendable, at Iridium's option, for an additional two years. Motorola's maintenance obligations generally include the placement into orbit of satellites for the replacement of failed or degraded satellites.

Gateways

  Gateway earth stations provide call-processing services, such as subscriber validation and the interconnection between the world's PSTNs and the Iridium System, by connecting calls made through the Iridium System to and from the local PSTN through an international switching center. Gateways communicate with the space segment via gateway link antennas on the satellites and ground-based antennas, or earth terminals, at each gateway facility. Each gateway also includes a subscriber database used in call-processing activities such as subscriber validation. Gateways generate call detail records that are used by the Iridium business support systems to generate billing and other information.

  Parent has authorized the issuance of warrants to acquire up to 9,165,000 class 1 interests at a price of $.00013 per class 1 interest to gateway owners who complete construction and installation of their gateways on schedule and who meet certain revenue criteria thereafter. In 1998, Parent awarded to each of the gateway owners 300,000 warrants for completing construction and installation of their gateways on schedule.

  Implementation of Gateways. The success of Iridium is dependent upon the efforts of its gateway owners, all of whom are investors, or affiliates of investors, in Parent and are responsible for the operation of the Iridium System and the distribution of Iridium World Services in their respective territories. Iridium believes that the lower than anticipated initial sales for Iridium World Services is attributable, in part, to a shortage of fully-trained and motivated service providers and sales personnel and a lack of effective coordination among Iridium, its gateways and its service providers. Because the gateways are responsible for the distribution of Iridium World Services in their territories, these problems cannot be successfully addressed without substantial efforts and cooperation from the gateways. Iridium and its gateway operators are in the process of developing strategies for addressing these coordination issues with key service providers.

 Subscriber Equipment

  Motorola and Kyocera are the suppliers of Iridium phones and pagers. Iridium generally does not expect to act as a distributor of subscriber equipment or derive any income from the sale of Iridium subscriber equipment. However, as noted under "--Marketing and Distribution" above, ensuring global availability of Iridium's phones and pagers has been one of Iridium's most significant challenges as it transitions from a development stage company into an operating company.

  The wholesale prices for Iridium satellite phones and pagers have been approximately $1750 and $500, respectively. However, the initial retail price for these products generally has been at least $3000 and $600, respectively. In connection with its efforts to improve the marketing and distribution of Iridium World Services, Iridium is examining subscriber equipment distribution to ensure that subscriber equipment is not subject to unnecessary taxes or inefficient mark-ups.

  The Iridium System phones are larger and heavier than today's pocket-sized, hand-held cellular telephones and have longer and thicker antennas than hand-held cellular telephones. The Iridium pager is slightly larger than today's standard alphanumeric belt-worn pagers.

  The Iridium phones and pagers are the first commercially marketed personal telecommunications equipment to carry a mark authorized by the International Telecommunications Union, or "ITU". Iridium believes this mark will facilitate the free flow of Iridium phones and pagers across international borders.

Business Support Systems

  The Iridium business support systems provide the "back office" business functions required by Iridium, its gateway operators, and its service providers, including a clearinghouse operated by Iridium, to calculate the amounts owed to and from Iridium and each gateway operator and service provider. These business support functions also include customer service support and billing and collection. These functions are provided by means of computer and manual processes at each gateway and service provider location and at a central processing point. In addition, the gateways are required to enter into settlement agreements with service providers, on behalf of Iridium, in order to account for and settle calls made using Iridium World Roaming Service and the other non-satellite services offered by Iridium.

  The coordination of business support functions among Iridium, the gateways and the service providers necessary to the provision of Iridium's various services is a large and complex undertaking which requires comprehensive data exchange capabilities and the negotiation and execution of hundreds of settlement agreements with gateway operators and service providers. See Exhibit 99, "Risk Factors -- Reliance on Motorola, Gateway Owners and Other Third Parties".

Global Customer Care Centers

  Iridium believes that customers in its target markets place significant value on their time and, accordingly, customer retention will depend upon high quality customer service. Iridium has three global customer care centers that operate 24 hours per day, seven days per week and support 13 languages. Iridium believes this commitment to customer service will distinguish it from many of its competitors. Iridium believes providing comprehensive customer care is particularly important as Iridium transitions from a development stage company into an operating company.

Land-Based Interprotocol Roaming Infrastructure

  The key to Iridium World Roaming Service is the ability of Iridium's wireless roaming infrastructure to support communications between networks that use incompatible protocols. Similar protocol networks can communicate easily with one another by sending signals between the networks in a standard language that is understood by both networks. However, different protocol networks require a translator in order to communicate with each other. Iridium's Interprotocol Roaming Infrastructure provides this translation service.

  Currently, many wireless systems, including systems covering large portions of South America, use a form of cellular technology, known as "non-authenticating" IS-41, that does not permit sufficient anti-fraud security or certain international dialing. Iridium does not currently provide Iridium World Roaming Service with networks that use this type of technology and, accordingly, Iridium World Roaming Service does not currently extend to large portions of South America. However, Iridium has developed technology for, and is seeking a patent that covers, a technical solution to this anti-fraud security problem, and expects to begin service in these markets by year-end 1999.

COMPETITION

  Certain sectors of the telecommunications industry are highly competitive in the United States and other countries. The uncertainties and risks created by this competition are intensified by the continuous technological advances that characterize the industry, regulatory developments that affect competition and alliances between industry participants. While Iridium is the only company that currently serves the global satellite personal communications market, it anticipates that more than one system may serve this market in some fashion in the future. Iridium believes that its most likely direct competition will come from the planned ICO telecommunications service and from one or more of the other Federal Communications Commission licensed mobile satellite services, or "MSS", applicants -- Loral/Qualcomm Partnership, L.P., on behalf of Globalstar; MCHI, on behalf of Ellipso; and Constellation Communications Inc., on behalf of ECHO/Aries.

  Iridium believes that its ability to compete successfully in the market for global satellite personal communications will depend primarily on its ability to capitalize on being the first commercially operational company, the technological qualities of the Iridium System, including its global coverage, signal strength, dependability and capacity, and the market appeal of Iridium's service offerings, including Iridium World Roaming Service. Successful competition will also depend on the cost of service to subscribers and the success of the marketing, distribution and customer service efforts of gateway operators and service providers. See Exhibit 99, "Risk Factors -- Risk of Low Service Demand Because of Pricing, Service Quality, Equipment Characteristics, Competition and Other Market Factors" and Exhibit 99, "Risk Factors -- Reliance on Motorola, Gateway Owners and Other Third Parties".

Mobile Satellite Systems

  Inmarsat currently operates a world-wide geostationary orbit system that is capable of providing fixed and mobile voice and data to laptop-sized "Mini-M" terminals and car-mounted units.

  ICO, a public company affiliated with Inmarsat, has announced plans for a 12-satellite system. This system is expected to operate in the 2 GHz band. Many of the investors in Inmarsat, including numerous state-owned telecommunications companies, participate in the ownership of the new venture and ICO has announced the receipt of significant equity commitments from these investors. Iridium believes that ICO will be the most direct competitor to Iridium in many of Iridium's target markets. However, ICO has announced that the full constellation is not expected to be operational before the latter half of the year 2000.

  Globalstar, a 48-satellite low earth orbit system, has been proposed by Loral/Qualcomm. It will offer both fixed and mobile satellite telecommunications services, and will employ CDMA digital modulation technology. Globalstar has announced an expected commencement of service in late 1999 in certain geographic areas where its initial gateway earth stations are expected to be operational and a principal target market that, like the regional geostationary orbit systems described below, covers persons who lack telephone service or are underserved or not served by existing or future cellular systems.

  Ellipso, a 17-satellite system, has been proposed by MCHI, and ECHO/Aries, a 54-satellite system, has been proposed by Constellation Communications Inc. Both systems would offer mobile satellite service globally and would use CDMA digital modulation technology. The licenses for each of the Ellipso and Constellation systems require that the system be fully operational by July 2003. MCHI and Constellation have both announced that they intend to begin operation of their systems by 2001.

  Iridium also expects to encounter competition from regional mobile satellite systems, three of which have been launched and several of which are in the planning stage. In April 1995, AMSC launched a geostationary orbit satellite covering the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and U.S. coastal waters to provide fixed and mobile voice and data services to mobile terminals and car-mounted units. TMI, a spinoff of Telsat Canada, launched a satellite, virtually identical to AMSC's, in 1996 to cover Canada and other parts of the Caribbean not served by AMSC and to provide the same type of service to similar terminals. AMSC and TMI subsequently agreed to transfer AMSC's traffic to TMI's satellite. In addition, AMSC announced plans to lease its satellite to ACTel, which plans to reposition the satellite over Africa to offer services there.

  Mobilesat, launched in 1994, is a geostationary orbit satellite covering Australia, New Zealand and parts of the Pacific Basin providing mobile and fixed, voice and data services to mobile terminals and car-mounted units. ACeS has proposed a one- or two-satellite geostationary orbit satellite system covering Asia, including Thailand, Indonesia and the Philippines, and offering mobile voice and data telecommunications to handheld units. APMT has proposed a two-satellite geostationary orbit satellite system covering India, China and certain Southeast Asian nations, offering mobile telecommunications to dual-mode, handheld terminals. Satphone and Thuraya are two consortia proposing geostationary orbit systems to serve the North Africa/Middle East region with dual-mode hand-held phones. EAST is a hybrid system proposed by Matra-Marconi to provide fixed services and mobile services to hand-held units, with a geostationary orbit satellite covering Europe, the Middle East and Africa. Afro-Asian Satellite Communications has proposed a two geostationary orbit satellite system covering 55 countries in the Middle East, the Asia Pacific region and eventually Africa, serving dual-mode, hand-held terminals. Elekon-Stir is a proposed Russian low earth orbit system consisting of seven satellites offering store and forward mobile data services and offering limited voice capabilities.

  Other regional systems that may be established could also provide services that compete with Iridium World Satellite Service. The regional geostationary orbit systems do not provide full global coverage and, therefore, are expected to generally target persons not currently served by land-line or cellular telephone service. It is possible that one or more regional mobile satellite services could enter into agreements to provide intersystem roaming that could be global or nearly global in scope.

Land-based Telecommunications Systems

  Iridium World Satellite Service is a complement to, not a substitute for, cellular service. Iridium does not intend for Iridium World Satellite Service to compete with land-based cellular systems for the vast majority of mobile personal communications services, because, among other reasons, Iridium satellite voice services are priced significantly higher than most land-based cellular services, the Iridium System lacks the operational capacity to provide local service to large numbers of subscribers in concentrated areas and Iridium's satellite system does not afford the same voice quality, signal strength, or ability to penetrate various environments (such as buildings) as land-based cellular systems. Rather, Iridium expects its subscribers to use Iridium World Satellite Service in areas or situations where local cellular systems operate on a protocol incompatible with that of users' home markets or where land-based service is unavailable, inconvenient, of poor quality or unreliable. Iridium expects that as land-based cellular systems expand their geographical penetration, particularly outside of major urban and suburban areas and improve the quality of coverage in already-served areas, potential customers for Iridium World Satellite Service and other satellite-based services will be lost. Moreover, the advent of near global land-based cellular roaming described below represents a significant competitive threat to Iridium's satellite-based service and Iridium World Roaming Service, particularly with respect to traveling professionals who spend most of their time in regions that are well served by land-based wireless services.

Land-based Cellular Interprotocol Roaming Service

  Iridium's World Roaming Service offering, which allows Iridium subscribers to roam onto a variety of cellular networks, faces competition from existing, and will face additional competition from future, land-based cellular interprotocol roaming services, which provide roaming services across cellular networks.

  GTE Mobilnet ("GTE") and Deutsche Telekom Mobil ("DeTeMobil") of Germany offer GlobalRoam, a two-way cellular roaming service between certain North American AMPS cellular networks and GSM cellular networks in certain European countries. AT&T Wireless Service of the United States and Vodafone of the United Kingdom offer CellCard, a service that is very similar to GlobalRoam and provides roaming services from certain North American AMPS networks to certain GSM networks in certain countries which have roaming agreements with Vodafone.

  Two other proposed mobile satellite systems, ICO and Globalstar, and at least one regional geostationary orbit satellite system, ACeS, have indicated that they may also offer some form of dual-mode satellite/cellular service, which may include interprotocol roaming capabilities such as those expected to be offered by Iridium. For example, ICO recently agreed to resell the GSM to AMPS roaming portion of the service under the name ICORoam.

  In addition, a number of rental services, primarily in the United States, provide cellular phones to persons traveling in countries with cellular standards that differ from the traveler's home market. For example, Worldcell provides United States travelers GSM phones for travel to Europe, while Shared Technologies Cellular, in conjunction with United Airlines, provides AMPS phones for visitors to the United States. These businesses often have rental locations at airports, hotels and auto rental locations and also deliver phones by mail service. These companies' services may compete with Iridium World Roaming Service and Iridium World Satellite Service.

  Currently, a number of the world's major cellular network owners and operators are considering adopting a coordinated standard for future cellular networks. If such a coordinated standard is agreed upon and new networks are built, Iridium's ability to provide interprotocol roaming would cease to be an advantage. Iridium does not expect that such systems would be available on a global basis until sometime after 2002.

Paging

  In addition to competing with paging services offered by proposed regional mobile satellite systems in the future, Iridium World Page Service currently faces competition from regional and nationwide land-based paging services, and from SkyTel's service, which as of November 1998 provided paging services to over 20 countries around the world. SkyTel operates by forwarding paging messages via international circuits to a foreign paging network that subsequently transmits the message over its local network. Also, in 1995 Inmarsat introduced an international satellite-based one-way messaging service that was upgraded in 1998 to provide two-way messaging to "walkman" (personal stereo) sized portable units. Iridium believes that the relatively higher link margins of the Iridium World Page Service will provide superior performance to any proposed satellite paging systems and that Iridium will be the only global paging service using a belt-worn pager before 2000.

Competition Related to New Technologies and New Satellite Systems

  Iridium may also face competition in the future from companies using new technologies and new satellite systems which could render the Iridium System obsolete or less competitive. Such new technologies, even if not ultimately successful, could have a material and adverse effect on Iridium as a result of associated initial marketing efforts.

RESEARCH AND DEVELOPMENT

  Iridium expects that its satellites will have an average useful life of at least five years, and Iridium intends to replace its satellites as necessary pursuant to the O&M contract, which has a five year term and is extendable, at Iridium's option, for an additional two years. Iridium has engaged in preliminary discussions with Motorola regarding possible long-term enhancements to the Iridium System, including upgrades to new satellites placed in the current constellation and a possible second generation of Iridium satellites. In September 1997 Iridium filed an application with the FCC for authorization to operate a satellite system in the 2GHz band, the band in which ICO plans to operate. Such actions are only preliminary steps in the research and development process and Iridium has made no significant financial commitment to long-term enhancements.

CERTAIN REGULATIONS THAT AFFECT IRIDIUM

  Iridium's operations, including the operation of the Iridium System and the distribution of Iridium's services, are subject to significant U.S. and non-U.S. regulation. This regulation is pervasive and largely outside Iridium's control. The following is a summary of certain of the regulations that affect Iridium.

TELECOMMUNICATIONS REGULATION AND SPECTRUM ALLOCATION: OVERVIEW

  The allocation and use of the radio frequency spectrum for the provision of communications services are subject to regulation by international organizations and many nations and other jurisdictions. The implementation and operation of the Iridium System, like those of all other satellite and wireless systems, are dependent upon obtaining licenses and other approvals.

  The international regulatory framework for spectrum allocation and use is established by the International Telecommunication Union, or "ITU". The ITU, which is composed of representatives from most of the countries of the world, meets officially at conferences known as World Radio Conferences, or "WRCs", to decide the radio services that should be permitted to operate in various radio bands and the rules for operating in those bands.

  The national administration of each country decides how the radio frequencies that the ITU has allocated to particular communications services should be allocated and assigned domestically to specific radio systems. In addition, the provision of communications services in most countries is subject to regulatory controls by the national governments of each country.

  In the United States, the Federal Communications Commission, or "FCC", is the regulatory agency responsible for allocating spectrum and for licensing and regulating communication systems, facilities, and services. The FCC regulates satellites in accordance with laws passed by the United States Congress, particularly the Communications Act of 1934, as amended, or the "Communications Act", regulations adopted pursuant to those laws, and judicial opinions rendered by U.S. courts.

  The Iridium System links phones to Iridium satellites capable of using up to
10.5 MHz of spectrum in L-band frequencies from 1616-1626.5 MHz on a bi-directional time division basis, Earth-to-space and space-to-Earth. The system also is capable of operating "feeder" links in the frequencies 19.4-19.6 GHz and 29.1-29.3 GHz (connecting satellites to ground earth station gateway facilities) and intersatellite links in the frequencies 23.18-23.38 GHz (linking the satellites in the constellation to each other).

  The licensing requirements for the Iridium System include: (i) the FCC license for the space segment; (ii) the licenses in each country where there is a gateway or control facility for the satellite constellation; and (iii) the licenses in each country for Iridium phones, Iridium's service and for the use of required frequencies. In addition, the Iridium System must be coordinated with other users of spectrum that have rights to use the same or adjacent frequencies to the frequencies assigned to the Iridium System. It is only necessary for one country to license the space segment, which includes authorizing the construction, launch, and operation of the satellites, including the use of the intersatellite links and the operation of the primary satellite control center in that country.

  The gateways provide the feeder link between the satellite network and the PSTNs around the world. A radio license to operate a gateway earth station in a significant portion of the 29.1-29.3 GHz (Uplink) and 19.4-19.6 GHz (Downlink) frequency bands has been issued by the appropriate governmental authority of each of the countries in which an Iridium gateway is located. Similar authorizations have been obtained in the United States and Canada to operate the control facilities for the satellite constellation.

  Each country in which Iridium provides Iridium World Satellite Service must authorize the use of the frequencies linking the phones to the satellites. At a minimum, the Iridium System needs exclusive use of the frequencies 1621.35-1626.5 MHz for this purpose, with authority to operate bi-directionally within that band. In order to operate the Iridium phones and pagers in a country, a certificate of type approval must be obtained. The licensing procedures vary in different countries. Generally there are three aspects to the required license(s): (i) authorization for the use of the frequencies requested;
(ii) authorization for the equipment to be marketed and used (including subscriber equipment that may circulate from country to country); and (iii) authorization for the service to be provided.

LICENSING STATUS

General

  Iridium, Motorola, and Iridium's gateway owners have made substantial progress in taking the regulatory steps needed for Iridium to operate its services on the scope assumed in its business plan, but certain additional regulatory approvals within and outside the United States remain to be obtained. Each gateway has been licensed by the jurisdiction in which it is located. The licenses that have been received by the gateways are subject to conditions that relate to the provision of technical information to regulatory authorities. While Iridium believes the conditions specified in the final gateway licenses that have been received can be satisfied, there can be no assurance that such conditions will be satisfied or that conditions to licenses received in the future will be satisfied.

  As of March 1, 1999, approximately 138 administrations had given all or a substantial portion of the authorizations necessary to provide Iridium World Satellite Service in their territories. These countries and territories include, among others: United States, Italy, Argentina, China, Thailand, Malaysia, Brazil, Japan, South Korea, Austria, Germany, Canada, Australia, Venezuela, Sweden, Iceland, Russia, Uruguay, New Zealand, Chile, the United Kingdom, India, Turkey, France, Colombia, Saudi Arabia, Belarus, Kazakhstan and Suriname. Iridium's gateway owners are seeking licenses throughout the world.

  The licenses and authorizations that have been received generally are subject to conditions relating to, among other things, (i) confining operations to the scope of the license, (ii) complying with applicable electronic surveillance laws and (iii) the continued operation of the Iridium System. While substantial progress has been made in obtaining authorization for Iridium's satellite-based services and Iridium expects that the gateways will receive authorizations in additional jurisdictions, there can be no assurance that sufficient licenses for Iridium to obtain the coverage assumed in its business plan will be obtained or maintained.

Spectrum Allocation

  At the 1992 WRC, the ITU allocated to the MSS service: (i) on a primary basis,
16.5 MHz of spectrum in the 1610-1626.5 MHz band (Earth-to-space); and (ii) on a secondary basis, 12.7 MHz of spectrum in the 1613.8-1626.5 MHz band (space-to-Earth). The ITU had previously authorized the other frequency bands used in the Iridium System for the purpose for which Iridium intends to use them. At the 1995 WRC, the ITU defined the coordination procedure for systems operating in the bands proposed to be used by Iridium for its feeder links. The ITU's role in allocating frequencies necessary for the operation of the first generation Iridium System is essentially complete.

United States Licensing

  The space segment of the Iridium System, including the use of the intersatellite frequency band (23.18 to 23.38 GHz), has been licensed by the FCC in the United States. The license has a term of ten years and contains other conditions typical of satellite system licenses granted by the FCC. The license term began on or about May 5, 1997, the date the first satellite was in orbit and the first transmission occurred. Although the FCC has stated that it will renew the Iridium System authorization unless extraordinary circumstances prevent it from doing so, there can be no assurance that the Iridium System license will be renewed. While Iridium expects that the license will be transferred to an Iridium subsidiary in 1999, the license is currently held by Space System License, Inc. a wholly-owned subsidiary of Motorola, which is contractually bound to operate the system for the exclusive benefit of Iridium. As a result, Motorola, rather than Iridium, has the responsibility to operate and maintain the Iridium System in accordance with the terms of the license. Any request to renew or modify the license must be filed and prosecuted by Motorola. If the O&M contract is terminated or not renewed, Motorola would have to assign the Iridium license to Iridium or a third party. Any such assignment would be subject to FCC approval.

  Under both the ITU's rules and the terms of the Iridium System license, the Iridium System must be coordinated with all other domestic and foreign users of the frequency bands assigned to the Iridium System. The United States has essentially completed the process of registering the Iridium space segment operations with the ITU. It has submitted the advance publication and coordination materials to the ITU and coordinated the use of the space segment with most of those administrations expressing concerns that the system might cause or receive interference to their systems. On this basis, the United States has requested the ITU to notify the Iridium System in the ITU's Master Frequency Register, which will give it a legal right to protection from interference from future systems. The request has been published and administrations that have previously engaged in coordination with the United States regarding the Iridium System may file comments on the claim that coordination is complete. Any comments will need to be resolved before the Iridium System will be listed in the Master Frequency Register. Iridium believes that coordination will be completed successfully between the Iridium System and all existing or planned systems that have been identified under the coordination process. Currently, there is no other action required from any other country to license the space segment.

  Under the FCC's rules and the terms of the license, prior to commencing operations Motorola must enter into coordination agreements with U.S. radio astronomy sites and complete consultations with the Inmarsat and Intelsat systems. Both of these have been accomplished. See "-- Consultations and Coordinations" below.

  In the United States, frequencies have been assigned to the Iridium System feeder links in the 29.1-29.25 and 19.4-19.6 GHz bands. The 29.1-29.25 GHz frequencies are shared with the local multipoint distribution service ("LMDS"), and the FCC has adopted restrictions on LMDS operations that are designed to protect MSS feeder links from interference. The 19.4-19.6 GHz frequencies are shared with terrestrial microwave stations and each gateway must be coordinated in advance with licensed microwave stations. The FCC has granted a license for the gateways located in Hawaii and Tempe, Arizona. Licenses have also been granted in the United States for the ground control facilities in Virginia, Arizona and Hawaii.

  The United States license authorizing construction, launch and operation of the space segment includes the use of 1621.35 to 1626.5 MHz radio frequency band in the United States exclusively for the Iridium subscriber links. This frequency assignment may be increased if no more than one CDMA satellite system becomes operational in the adjacent frequency band. In addition, the FCC has issued a license permitting 200,000 Iridium mobile phones to be used in the United States.

  In December 1996, Motorola submitted a request to the FCC to authorize the Iridium System to provide Aeronautical MobileSatellite Route Service ("AMS(R)S") in its authorized band. The Iridium System is the only mobile satellite system, licensed or in development, that can provide a communication capability that is virtually global, while using spectrum already allocated for AMS(R)S. Several parties filed comments with and have petitioned the FCC to deny Motorola's application to provide AMS(R)S service. Among other arguments, petitioners claim that the AMS(R)S proposal is inconsistent with ITU and FCC rules and allocations. In addition to FCC approval, approval is needed from the FAA, which must certify that the avionics satisfy other international certification requirements. There can be no assurance that the FCC application will be granted, or that the avionics certification requirements will be satisfied at all, or in a timely fashion. Assuming all necessary authorizations are obtained, Iridium expects to provide both the FCC required "safety" communications capabilities to the flightdeck and passenger communications, including voice and facsimile. An individual aircraft may be served by multiple satellite communications carriers. In addition, before Iridium terminals can be installed on aircraft for either flightdeck or passenger communications, the FCC will have to type approve such equipment and may have to change its rules (Part 87) to accommodate such equipment in the frequencies used by the Iridium System. While Iridium expects its aircraft terminals will receive this approval and, if necessary, the rule change will be made, there can be no assurance that such approval or change will occur on a timely basis or at all.

Licensing Outside the United States

  In countries other than the United States, the significant regulatory matters include: (i) in each country in which a gateway or space segment control terminal is located, maintaining authorization to operate those facilities, including necessary gateway feeder link spectrum assignment; (ii) in each country in which Iridium subscriber equipment operates, obtaining and maintaining the necessary authorization to use the necessary user link spectrum (the satellite to phone link); (iii) in each country in which Iridium subscriber equipment operates, authority to market and operate that equipment must be maintained or obtained; and (iv) coordination of the use of the frequencies to be used by the Iridium System must be achieved. Applications for authorizations are in varying stages of processing in countries other than the United States. Of the gateway and subscriber authorizations granted to date, many have conditions attached to them concerning their operation and there can be no assurance that these conditions will be satisfied. If the initial spectrum assignments prove insufficient as demand for Iridium's services increases over time, there can be no assurance Iridium will be able to obtain additional spectrum from the FCC or other administrations.

  In order to bring Iridium terminal equipment into a country, the terminal equipment must have type approval certification. Iridium has obtained authorization from the ITU to place a specially designed mark on each of its phones and pagers. The Iridium phones and pagers are the first commercially marketed personal telecommunications equipment to carry this mark, which facilitates the free flow of equipment bearing the mark across international borders. Approximately 100 countries have either issued type approval certification for the Iridium terminal equipment or recognize type approval certification that has been issued by the ITU or some other national administration. Although Iridium expects to eventually receive type approval certification for Iridium phones, pagers and other subscriber equipment in all markets, there can be no assurance as to when this process will be complete.

  In connection with Iridium's efforts to obtain worldwide regulatory approval for Iridium World Satellite Service, governmental, political and security concerns have arisen. One such concern resulted in the authorization of Iridium World Satellite Service by many countries being contingent upon Iridium providing such countries with the ability to legally monitor calls made to or from their respective territories. Iridium believes that it has been able to satisfactorily address this concern for many of these countries. However, there can be no assurance that these countries will find Iridium's efforts satisfactory over time or that the emergence of governmental or political concerns will not impair the ability to obtain or maintain licenses or offer Iridium World Satellite Service.

Consultations and Coordinations

  Intelsat and Inmarsat are international organizations that own and operate satellite systems. International obligations undertaken by the nations which have signed the international agreements creating Intelsat and Inmarsat, including the United States, require the United States to consult with both Intelsat and Inmarsat prior to authorizing any international satellite system to ensure that the system will not cause significant economic or technical harm to the Intelsat system or significant technical harm to the Inmarsat system. The consultations with Intelsat and Inmarsat have been successfully completed.

  The Russian global navigation satellite system, GLONASS, operates in a frequency band that partially overlaps the 1610- 1626.5 MHz MSS band. When operating co-channel with GLONASS, MSS systems are required to coordinate their operations with the previously registered operations of GLONASS. In addition, even when not operating co-channel, they are required to protect GLONASS operations from harmful interference. Iridium believes that a bilateral coordination agreement between Russia and the United States is in negotiation, under which Russia would agree to move the GLONASS system's operations to frequencies below 1610 MHz sometime after January 1, 1999, and to frequencies below approximately 1605 MHz by the year 2005. The FCC has conditioned the Iridium blanket subscriber license upon compliance with a level of protection from interference to the GLONASS system. During the interim period following the shift below 1610 MHz and prior to the shift below 1605 MHz, Iridium believes it will be able to satisfy any reasonable level of protection that is required although there can be no assurance as to what level of protection will be required. While that level of protection has not been determined, Motorola has committed to meeting a protection level of -70 dBW/MHz at 1605 MHz and below. Certain aeronautical interests, including the U.S. GPS Industry Council have strongly encouraged the FCC to set technical standards that provide a more stringent protection level than -70 dBW/MHz. At this time, it is uncertain whether Motorola can meet a more stringent protection level. Iridium believes that it can meet the protection requested for GLONASS when GLONASS shifts down in frequency to below 1605 MHz by January 1, 2005. Other administrations will also need to coordinate with the Russian Federation concerning the level of protection that will be afforded to GLONASS in their territory. In Russia itself, additional restrictions may be imposed which may limit the amount of spectrum available to Iridium in Russia. There can be no assurance that sufficient spectrum will be available to meet subscriber demand in Russia or any other country that requires a higher level of protection for GLONASS than the United States. Moreover, there can be no assurance that CDMA systems will be able to meet the levels of protection required for GLONASS, either in the United States, Russia or elsewhere. If such systems do not meet the protection requirements, the FCC and/or other countries' regulatory authorities might consider requests to reassign the CDMA systems to higher frequencies within the 1610-1626.5 MHz allocation in order to protect GLONASS. This development might in turn reduce the amount of spectrum available to Iridium. See "-- Competition" below.

  Under the FCC's rules, the Iridium System also must protect U.S. radio astronomy sites during periods when they are observing in the 1610.6-1613.8 MHz band. Coordination has been achieved with respect to all 15 U.S. radio astronomy sites. There can be no assurance that the technical assumptions underlying the coordination agreements with the U.S. radio astronomy sites will not differ from the manner in which the Iridium System performs over time.

  Other administrations also require that the Iridium System be coordinated with radio astronomy sites that observe in the 1.6 GHz band. These are Canada, Australia, India and several EU-member countries. Iridium and Motorola have reached preliminary agreements with radio astronomers in all these countries which have enabled the Iridium System to be licensed in these countries. However, additional negotiation with the radio astronomers are still necessary in a number of these countries. Although Iridium believes these negotiations will be successful, there can be no assurance that these negotiations will be concluded successfully. Failure to successfully conclude these negotiations could jeopardize the licenses which have been granted in these countries.

  In addition to potential interference between MSS systems and other users of the 1.6 GHz band, there is a potential for intersystem interference among the MSS systems themselves. Emissions standards have been developed in various international forums which would limit out-of-band emissions into the Iridium System to a level which Iridium believes would not cause harmful interference to the operation of the Iridium System. These standards would apply to all CDMA MSS systems, including any subsequent CDMA MSS systems which are authorized to use the 1610-1621.35 MHz band. There can be no assurance, however, that the standards adopted would not cause harmful interference to the operation of the Iridium System.

  The Iridium System MSS downlinks operate on a secondary basis. Under the rules of the ITU and the FCC, these secondary downlinks may not cause harmful interference to any primary spectrum user that is operating co-frequency, and must accept any interference caused to them by such primary spectrum users. In light of the secondary nature of Iridium's MSS downlinks, the failure by an MSS operator to implement an acceptable CDMA emissions mask could significantly reduce the total capacity of the Iridium System. Furthermore, the downlinks of the Iridium System may need to accept interference from Inmarsat terminals, including Inmarsat aeronautical and land mobile terminals, when they are in the vicinity of an Iridium terminal.

United States Electronic Surveillance Laws

  The Communications Assistance for Law Enforcement Act of 1994, or "CALEA", was enacted on October 25, 1994. CALEA requires that telecommunications carriers deploy equipment, facilities and services that meet certain electronic surveillance requirements identified in the statute. Penalties of $10,000 a day for each wire tap order not fulfilled could be imposed under CALEA as well as an order of compliance in the case of a failure to comply, and other unspecified penalties, including injunctions, might otherwise be imposed. The U.S. government has indicated that CALEA imposes requirements on the Iridium System similar to the requirements that the U.S. government has requested of the cellular industry. Because the U.S. government has not identified its capacity or capability requirements for satellite systems and because of legal challenges filed by the government concerning the cellular industry's standard for CALEA wiretap capabilities, there is uncertainty as to the scope of the wiretap capabilities that may ultimately be required for the Iridium System. On September 11, 1998, the FCC extended the deadline for compliance with the CALEA capability requirements to June 30, 2000. See "-- Licensing Status -- Licensing Outside the United States" above for a description of the surveillance requirements of countries outside the United States.

UNITED STATES INTERNATIONAL TRAFFIC IN ARMS REGULATION; EXPORT ADMINISTRATIONS
ACT

  The United States International Traffic in Arms Regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. The scope of these regulations is very broad and extends to certain spacecraft, including certain satellites. Certain information involved in the performance of Iridium's operations falls within the scope of these regulations.

  The Export Administrations Act and the regulations thereunder control the export and re-export of United States-origin technology and commodities capable of both civilian and military applications (so-called "dual use" items). These regulations may prohibit or limit export and re-export of certain telecommunications equipment and related technology which are not affected by the International Traffic in Arms Regulations by requiring a license from the Department of Commerce before controlled items may be exported or re-exported to certain destinations. The export or re-export of certain Iridium equipment, e.g., Iridium phones and pagers, earth stations and technical data, may be subject to these regulations, if such equipment is manufactured in the United States and then exported or re-exported. These regulations may also affect the export, from one country outside the United States to another, of United States-origin technical data or the direct products of such technical data.

  Motorola has contracted with the China Great Wall Industries Corporation, utilizing its Long March 2C/SD vehicle, and the Boeing Corporation, utilizing its Delta II launch vehicle, to perform maintenance launches pursuant to the O&M contract. Motorola expects that a number of other launch systems currently available or under development could be used to satisfy any maintenance launch requirements. Motorola has obtained authorization from the Department of Commerce to export Iridium replacement satellites, including associated launch support equipment, for any maintenance launches needed through the end of 1999 on the China Great Wall Long March 2C/SD launch vehicle. No license from the Department of Commerce is required for replacement launches on the Delta II launch vehicle. Motorola, however, will require a Technical Assistance Agreement from the State Department to cover launch operation activities associated with the satellites being exported.

Competition

  At the time that the FCC authorized the construction of the Iridium System, it also authorized other competitive MSS systems to operate in the 1610-1626.5 MHz band. These were the Globalstar system, proposed by Loral/Qualcomm Partnership, L.P., and the Odyssey system, proposed by TRW. Subsequently, TRW turned in its license. Globalstar, Odyssey and the Iridium System were the only Big LEO systems initially licensed by the FCC. While the Iridium System was granted exclusive use of the 1621.35- 1626.5 MHz band in the United States, Globalstar was granted shared use of the bands 1610-1621.35 MHz and 2483.5-2500 MHz.

  At the same time the FCC authorized the Iridium and Globalstar systems, the FCC afforded three other applicants (that had initially failed to establish their qualifications) additional time in which to demonstrate that they were financially qualified. These were MCHI, Constellation and AMSC. In September 1996, AMSC chose not to proceed and the FCC dismissed its application.

  Following the submission of updated financial information by MCHI and Constellation to the FCC, by orders released July 1, 1997, the FCC's International Bureau granted licenses for the Ellipso system proposed by MCHI and the Aries system proposed by Constellation. These orders, which are subject to review by the full FCC, increase to four the number of U.S.-licensed global MSS systems (including the Iridium System) and may result in increased competition for the Iridium System.

  MCHI and Constellation previously had filed challenges to the FCC's determination that they were each not financially qualified with the United States Court of Appeals for the District of Columbia Circuit, which included an appeal from the FCC's decision to license the Iridium and Globalstar Systems. This court action has been placed in abeyance pending a final FCC decision on applications for review of the decision by the FCC's International Bureau to waive the financial qualification rules and grant licenses to MCHI and Constellation.

  The licensing of the MCHI and Constellation Code Division Multiple Access, or "CDMA", systems reduces the possibility that only one CDMA system will become operational in the 1610-1621.35 MHz frequency band adjacent to the Iridium System's frequency assignment. This in turn reduces the likelihood that the FCC will increase the frequency assignment for the Iridium System. In addition, MCHI's and Constellation's licenses may cause the CDMA based global systems to have less capacity available for their use and thereby make it more difficult for them to accept the protection levels required for GLONASS, either in the United States, Russia or elsewhere. This could lead to requests to reassign the CDMA systems to higher frequencies within the 1610-1626.5 MHz allocation to protect GLONASS. This development might in turn reduce the amount of spectrum available to Iridium. Furthermore, the possibility that two more CDMA systems may become operational may increase the risk of harmful interference into the Iridium System's MSS downlinks.

  Competition with the Iridium System is also expected from ICO, the private company affiliated with Inmarsat to provide a mobile satellite service using satellites to be positioned in medium earth orbit. ICO's system is expected to become a significant competitor of the Iridium System. ICO's proposed service will not operate in the same set of user link frequencies in which the Iridium and Globalstar systems are proposed to operate.

Interconnection and Country Codes

  For Iridium to provide outbound (i.e., initiated by an Iridium phone) satellite voice services on a global basis, each gateway needs to interconnect with international carriers who can link the gateway with the national and local public switched telephone networks, or "PSTNs", in each of the countries Iridium serves. Some gateways may be required to achieve carrier status in their countries of origin in order to enter into such agreements. As of March 1, 1999, not all interconnection agreements had been obtained. In the absence of an interconnection agreement, it may not be possible to complete calls between an Iridium handset and a wireline phone in a given country. There can be no assurances that the necessary interconnection agreement will be concluded in any given country.

  For Iridium to provide inbound (i.e., a call to an Iridium phone) satellite voice services on a global basis, each gateway needs to interconnect with the PSTNs in the countries that are close to it (so that each country is interconnected with at least one gateway). In addition, since the Iridium System will be treated like a "country" with a dedicated country code, each PSTN must route traffic based on that country code to the Iridium gateway. To route Iridium System traffic properly, the PSTN operators in each country must program their international switches (and domestic ones, if necessary) to include the Iridium country code and signaling point codes.

  In May 1996, Study Group 2 of the ITU Telecommunication Standardization Bureau decided that the Iridium System, ICO, Globalstar and Odyssey should share a country code and allocated code "881" for this purpose, with each eligible system to receive two values of the digit following the code 881. The Iridium System uses codes 8816 and 8817, which enables Iridium to identify approximately 200 million subscribers.

  The four-digit country code must be used by domestic and international carriers in each country to route calls to the Iridium System and to recognize those calls for billing purposes as calls to the Iridium network. Although the typical three- digit country code is supported by all carriers for the call routing and billing systems, it is expected that some carriers will have to modify their routing and billing systems, and in some cases, enhance their switch capacity, to be able to route and bill for calls destined for the four digit codes assigned to the Iridium System and other mobile satellite systems. It is possible that some carriers will not agree to make the necessary modifications, to make them in a timely fashion, or to make them without Iridium and other mobile satellite system operators paying for some or all of the costs of such modifications. It is generally expected that resistance to making the modifications is most likely to occur in developing countries that employ less modern switching equipment.

EMPLOYEES

  Pursuant to the Limited Liability Company Agreement of Iridium, each officer of Parent holds the same position with Iridium. There are 9 persons who are executive officers of Parent and Iridium. Iridium has no employees other than its officers. As of March 1, 1999, Parent had approximately 536 full-time employees. Parent supplies management services to Iridium and IWCL pursuant to a management services agreement. None of Parent's employees are covered by a collective bargaining agreement. Parent's management considers its relations with its officers and the employees of Parent to be good.

  Each of the four executive officers of IWCL is an executive officer of Parent, except IWCL's Secretary who, under Bermuda law, must be a Bermuda resident. IWCL has no employees other than its executive officers.

ITEM 2.  PROPERTIES

Motorola has constructed the Satellite Network Operations Control facility on a
10.4 acre parcel of land in Loudoun County, Virginia, TT&C facilities on leased or licensed land in Yellowknife and Iqualuit, Northwest Territories, Canada and Oahu, Hawaii; and the backup control facility in Rome, Italy. Title to these properties is scheduled to be passed to Iridium in 1999.

  Parent leases its corporate headquarters office space in Washington, D.C. The lease expires in May 2004, and has an option to renew for one three year period. In addition, Parent leases office space in Reston, Virginia, Leesburg, Virginia and Phoenix, Arizona. The leases expire in September 2004, February 2003 and August 2003, respectively. The Reston, Virginia lease has an option to renew for one five year period, the Leesburg, Virginia lease has an option to renew for one five year period, and the Phoenix, Arizona lease has an option to renew for two five year periods.

  Real property interests of Iridium and Parent generally are, or will be, held by Iridium's wholly-owned subsidiaries, Facilities and Potomac. The Canadian real property interests are held by Iridium Canada Facilities Inc., a New Brunswick, Canada corporation and a wholly-owned foreign subsidiary of Iridium.

  Iridium and Parent believe they have adequate facilities to operate their businesses as currently contemplated.

ITEM 3.  LEGAL PROCEEDINGS

  Although the Parent and Iridium from time to time in the course of the operation of their businesses are subject to various legal proceedings, neither the Parent nor Iridium is currently a party to any legal proceeding that management believes has reasonable likelihood of having a material adverse effect on its business, nor, to the knowledge of management, is any such proceeding threatened. For a discussion of the regulatory proceeding in which Iridium is a participant or has an interest see "Business - Certain
Regulations that Affect Iridium".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. MARKET FOR IWCL'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  IWCL was formed on December 12, 1996 for the purpose of acting as a member of the Parent. On June 13, 1997, IWCL consummated an initial public offering of 12,000,000 shares of its class A common stock, par value $.01 per share and applied the net proceeds of approximately $225 million to purchase 12,000,000 class 1 membership interests in Parent. On January 26, 1999, IWCL consummated a second public equity offering of 7,500,000 shares of its class A common stock, par value $0.01 per share and applied the net proceeds of approximately $242.4 million to purchase 7,500,000 class 1 membership interests in Parent. At March 1, 1999, there were 19,725,986 shares of class A common stock outstanding and 20,625 shares of class B common stock outstanding, and IWCL owned 19,746,611 class 1 interests, constituting approximately 13.25% of the outstanding class 1 interests.

(A) MARKET INFORMATION

  The class A common stock is traded on the Nasdaq National Market, or "Nasdaq", under the symbol "IRID". The following table sets forth the high and low sales prices per share of class A common stock as reported on the Nasdaq.


                                                           MARKET PRICE
                                                      -----------------------
                                                      HIGH                LOW
                                                      ----                ---
1998 quarter ended:
  March 31................................           68.250            30.500
  June 30.................................           72.188            49.000
  September 30............................           61.625            31.000
  December 31.............................           49.875            26.750

January 1, 1999 to
  March 29, 1999..........................           44.500            18.688

  On July 16, 1997, IWCL, the Parent and Capital, consummated a private offering of (i) 300,000 units each consisting of (A) $1,000 principal amount of 13% senior notes due 2005, series A, of the Parent and Capital, or "series A notes", and (B) one warrant to purchase 5.2 shares of class A common stock and (ii) $500,000,000 aggregate principal amount of 14% senior notes due 2005, series B, of the Parent and Capital, or "series B notes", for aggregate net proceeds to the Parent of approximately $746 million. The series A notes and series B notes are guaranteed by IP, Roaming, Facilities and Potomac.

  In the aggregate, the warrants entitle the holders thereof to purchase 1,560,000 shares of class A common stock. The exercise price of the warrants is $20.90 per share of class A common stock. The warrants have been exercisable since July 11, 1998, subject to certain conditions. The warrants expire on July 15, 2005. In connection with the issuance of the warrants, the Parent issued to IWCL warrants to purchase class 1 interests having the same tenor and terms as the warrants. These warrants entitle IWCL to purchase, in the aggregate, a number of class 1 interests equal to the aggregate number of shares of class A common stock issued in respect of the warrants, subject to anti-dilution adjustments. IWCL has agreed, subject to anti-dilution adjustments, to exercise one such warrant for each share of class A common stock issued pursuant to the warrants.

  On October 17, 1997, the Parent and Capital consummated a private offering of $300,000,000 aggregate principal amount of 11.25% senior notes due 2005, series C, of the Parent and Capital, or "series C notes", for aggregate net proceeds to the Parent of approximately $293 million. The series C notes are guaranteed by IP, Roaming, Facilities and Potomac.

  On December 18, 1997, the Parent entered into an asset drop-down transaction with Iridium, a newly formed Delaware limited liability company and a wholly-owned subsidiary of the Parent. The purpose of the asset drop-down transaction was to facilitate the pledge the assets held by the Parent in connection with the establishment of secured bank financing. Pursuant to the asset drop-down transaction, substantially all of the assets and liabilities of the Parent were transferred to Iridium, including, without limitation, the series A notes, the series B notes and the series C notes.

  On May 13, 1998, Iridium and Capital consummated a public offering of 350,000,000 aggregate principal amount of 107/8% senior notes due 2005, series D, of Iridium and Capital, or "series D notes" and, together with the series A notes, series B notes and series C notes, the "senior notes", for aggregate net proceeds to Iridium of approximately $342 million. The series D notes are guaranteed by IP, Roaming, Facilities and Potomac.

  On January 27, 1999, IWCL consummated a public offering of 7,500,000 shares of its class A common stock and applied the net proceeds of approximately $242 million to purchase 7,500,000 class 1 interests of Parent. Parent contributed all of the proceeds from the sale of the class 1 interests to Iridium.

(B) HOLDERS OF CLASS A COMMON STOCK

  At March 1, 1999, there were approximately 757 holders of record of IWCL's class A common stock.

(C) DIVIDEND POLICY

  IWCL has never declared or paid any dividends on its class A common stock or class B common stock and the Parent has never made distributions on its class 1 interests. IWCL and, except as described below, the Parent do not currently anticipate paying any such dividends or distributions until some time following the date on which the Parent and its consolidated subsidiaries achieve a positive operating cash flow. Cash distributions from Iridium to Parent, and by Parent on its class 1 interests, are restricted, either directly or indirectly, by debt covenants.

  IWCL's only assets are its class 1 interests and rights to acquire class 1 interests, and IWCL has no independent means of generating revenues. Iridium pays IWCL's operating expenses, which expenses have not been material. To the extent permitted by applicable law and its agreements relating to indebtedness, Parent intends to distribute to its class 1 members, including IWCL, net cash, if any, received from its operations, less amounts required to repay outstanding indebtedness, satisfy other liabilities and fund capital expenditures and contingencies. Parent's LLC agreement requires the Parent Board of Directors, to the extent of legally available funds, to declare and pay a dividend sufficient to assure that each non-U.S. class 1 member receives an amount at least equal to the amount of such member's United States federal, state and local income tax liability resulting from allocations of Iridium's income to such member.

  IWCL intends to promptly distribute as dividends to its shareholders the distributions, if any, made to it by Parent, less any amounts reasonably required to be retained for payment of taxes, for repayment of any liabilities and to fund any contingencies. Any dividend declared must be declared and paid equally on the outstanding shares of class A common stock and class B common stock.

ITEM 6.  SELECTED FINANCIAL DATA

IWCL

  The following selected financial data as of December 31, 1997 and 1998 is derived from IWCL's financial statements which have been audited by KPMG LLP, independent certified public accountants. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of IWCL and notes thereto included herein.

                                                          YEAR ENDED                           YEAR ENDED
                                                       DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                   -------------------------              ---------------------
                                                      (IN THOUSANDS EXCEPT                (IN THOUSANDS EXCEPT
                                                        PER SHARE DATA)                      PER SHARE DATA)
STATEMENT OF LOSS DATA:
  Equity in loss of Iridium LLC...............       $    18,834                               $  107,639
  Net loss....................................            18,834                                  107,639
  Net loss per Class A Common
  Share - basic and diluted...................           $  2.79                               $     8.91

                                                       DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                       -----------------                    -----------------
                                                        (IN THOUSANDS)                        (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash.............................                      $    --                               $    --
  Investment in Iridium LLC                                223,922                               119,702
  Total assets.....................                        223,922                               119,702
  Stockholders' equity.............                      $ 223,922                             $ 119,702


IRIDIUM LLC ("PARENT")

  The following selected financial data of Parent as of December 31, 1994, 1995, 1996, 1997 and 1998 for the years ended December 31, 1994, 1995, 1996, 1997 and
1998 have been derived from the consolidated financial statements of Parent, which have been audited by KPMG LLP, independent certified public accountants. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Parent and notes thereto included herein. Parent is the predecessor of Iridium, and on December 18, 1997, transferred substantially all of its assets and liabilities to Iridium pursuant to the asset drop-down transaction.


                                                                 YEAR ENDED DECEMBER 31,
                                         1994              1995                1996              1997               1998
                                         ----              ----                ----              ----               ----
                                                             (IN THOUSANDS EXCEPT PER CLASS 1 INTEREST DATA)
CONSOLIDATED STATEMENT
OF LOSS DATA:
  Revenues(1) ..................       $       --        $       --        $       --   $            --        $      186
  Operating expenses............           17,561            27,187            71,404           296,598           987,773
  Interest (income) expense, net           (4,252)           (5,226)           (2,395)           (3,045)          265,214
  Provision for income taxes ...            1,525             1,684             4,589                --                --
                                            -----             -----             -----            ------           -------
  Net loss .....................       $   14,834        $   23,645        $   73,598        $  293,553        $1,252,801
                                       ==========        ==========        ==========        ==========        ==========
  Net loss per Class 1
  Interest - basic and diluted .       $      .38        $      .27        $      .64        $     2.25        $     8.91
                                       ==========        ==========        ==========        ==========        ==========

                                                                                          DECEMBER 31,
                                                             ----------------------------------------------------------------------
                                                              1994          1995           1996           1997              1998
                                                              ----          ----           ----           ----              ----
                                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents..............................    $202,391    $     51,332      $1,889   $       9,040     $     24,756
  Restricted cash........................................          --              --          --         350,220(2)            --
  System under construction..............................     646,000       1,448,000   2,376,884       1,625,054               --
  Property and equipment, net............................       1,522           1,264       2,065       1,526,326        3,584,209
  Total assets...........................................     851,809       1,505,383   2,434,081       3,645,687        3,738,895
  Long-term debt.........................................          --              --     735,904       1,537,590(3)     2,854,219
  Total members' equity..................................    $795,813    $  1,404,610  $1,572,029   $   1,634,637     $    477,163


---------------

(1) Parent is transitioning from a development stage company to an operating company. This transition began in 1998 and accordingly Parent had no revenue until 1998.

(2) Restricted cash consisted of the first stage of borrowings under a credit facility. This credit facility has been replaced by Iridium's $800 million secured bank facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Recent Developments" below.

(3) Does not include the $350 million of outstanding borrowings under "restricted cash". See note (2) above.

IRIDIUM OPERATING LLC ("IRIDIUM")

  The following selected financial data of Iridium has been derived from the consolidated financial statements of Iridium as of December 31, 1994, 1995, 1996, 1997 and 1998 for the years ended December 31, 1994, 1995, 1996, 1997 and
1998 which have been audited by KPMG LLP, independent certified public accountants. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Iridium and notes thereto included herein. Parent is the predecessor of Iridium, and on December 18, 1997, transferred substantially all of its assets and liabilities to Iridium pursuant to the asset drop-down transaction.


                                                                     YEAR ENDED DECEMBER 31,
                                        1994               1995              1996             1997               1998
                                     ----------        ----------        ----------        ----------        ----------
                                                      (IN THOUSANDS EXCEPT PER CLASS 1 INTEREST DATA)
CONSOLIDATED STATEMENT
OF LOSS DATA:
  Revenues(1) ..................     $       --        $       --        $       --        $       --        $      186
  Operating  expenses ..........         17,561            27,187            71,404           296,446           987,481
  Interest (income) expense, net         (4,252)           (5,226)           (2,395)           (3,045)          265,214
  Provision for income taxes ...          1,525             1,684             4,589                --                --
                                     ----------        ----------        ----------        ----------        ----------
  Net loss .....................     $   14,834        $   23,645        $   73,598        $  293,401        $1,252,509
                                     ==========        ==========        ==========        ==========        ==========
OTHER DATA(2)
  Ratio of earnings to Fixed
  charges(3)....................             --                --                --                --                --
  Deficiency of earnings to cover
  Fixed charges .................    $   13,309        $   21,961        $   97,136        $  449,248        $1,385,803




                                                                         DECEMBER 31,
                                       ---------------------------------------------------------------------------------
                                          1994             1995             1996            1997                 1998
                                       ----------       ----------       ----------       ----------          ----------
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents ....       $  202,391       $   51,332       $    1,889       $    5,940          $   24,756
  Restricted cash ..............               --               --               --          350,220(4)               --
  System under construction ....          646,000        1,448,000        2,376,884        1,625,054                  --
  Property and equipment, net ..            1,522            1,264            2,065        1,526,326           3,584,209
  Total assets .................          851,809        1,505,383        2,434,081        3,642,587           3,738,347
  Long-term debt ...............               --               --          735,904        1,537,590(5)        2,854,219
  Total members' equity ........       $  795,813       $1,404,610       $1,572,029       $1,634,537          $  476,615

(1) Iridium is transitioning from a development stage company to an operating company. This transition began in 1998 and accordingly Iridium had no revenue until 1998.

(2) For purposes of determining the ratio of earnings to fixed charges, and the deficiency of earnings to cover fixed charges, "earnings" includes pre-tax income (loss) adjusted for fixed charges. "Fixed charges" consists of interest capitalized and that portion of operating lease rental expense (deemed to be one-third of rental expense) representative of interest.

(3) The ratios of earnings to fixed charges are not presented for each of 1994, 1995, 1996, 1997 and 1998 because earnings were inadequate to cover fixed charges by approximately $13,309,000, $21,961,000, $97,136,000,
      $449,248,000 and $1,385,803,000, respectively.

(4) Restricted cash consisted of the first stage of borrowings under a credit facility. This credit facility has been replaced by Iridium's $800 million secured bank facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Recent Developments" below.

(5) Does not include the $350 million of outstanding borrowings under "restricted cash". See note (4) above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  IWCL is a member of Parent and has no other business. IWCL has no operations other than those related to its interests in Parent. IWCL's sole assets are its membership interests in Parent and its warrants to acquire membership interests in Parent and, accordingly, IWCL's results of operations reflect its proportionate share of the results of operations of Parent on an equity accounting basis. The business of Iridium constitutes substantially all of the business of Parent. Accordingly, the management's discussion and analysis section of this report focuses on the financial condition and results of operations of Iridium.

BACKGROUND - TRANSITION FROM A DEVELOPMENT STAGE COMPANY TO AN OPERATING COMPANY

  In the fourth quarter of 1998, Iridium began the transition from a development stage company into an operating company and, as a result, the character of its operations and the factors affecting management's assessment of its financial condition are changing. Iridium's operations are shifting from construction to operation and service provision, and the principal considerations of Iridium's management in evaluating Iridium's financial condition have shifted from whether Iridium would obtain financing on favorable terms for the construction of the Iridium System and the roll-out of commercial service to when or whether Iridium will generate revenues and obtain additional funding in amounts sufficient to satisfy its funding requirements.

  Shift in Operations. Prior to the fourth quarter of 1998, Iridium devoted substantially all of its operations efforts to the design, construction and development of the Iridium System and to preparation for the commercial operation of the Iridium System. Iridium expects that its operations efforts for 1999 and the two to three years thereafter will focus on the operation of the Iridium System, the provision of global wireless telecommunications services and the attraction and retention of customers.

  Shift in Factors Affecting Financial Condition. Prior to the year-end 1998, Iridium's funding requirements principally were driven by the cost of the construction and deployment of the Iridium System and interest expense (in 1997 and 1998). During this development stage period, Iridium had no meaningful revenue and, accordingly, relied on outside funding. Iridium expects that its operational funding requirements for 1999 and the two to three years thereafter principally will be driven by the costs of operating and maintaining the satellite constellation, the costs of providing Iridium services and interest expense.

 Currently, Iridium is not generating sufficient funds from operations to satisfy its operational cash needs and, accordingly, is continuing to rely on outside funding. Iridium expects that its funding requirements for 1999 will substantially exceed its revenues and that this deficiency will be reflected in an increase in indebtedness from year-end 1998.

  Iridium's Expectations About Its Future Operations and Funding Requirements Are Forward Looking. The statements in this report regarding Iridium's future funding requirements and funding sources for 1999 and thereafter are estimates and are forward looking. Actual results are likely to differ, and may differ materially, from the information expressed or implied in such statements. These estimates are based on a number of assumptions, including Iridium's expectations about its ability to generate revenues from operations, and should be viewed in light of the following facts: (i) Iridium has no meaningful history of operations or revenues and there is no operational service that provides a direct comparison to Iridium's services; (ii) the availability of the additional sources of funding Iridium expects to be able to use is not completely within Iridium's control and is conditioned on Iridium satisfying certain conditions; and (iii) Iridium faces many challenges and risks. There are many factors that could cause these forward looking statements to be inaccurate. For example, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Waiver of Secured Bank
Facility Covenants" below, subscriber levels and revenues for Iridium's initial commercial operations have been significantly below Iridium's prior estimates as a result of various factors, including lack of availability of phones and pagers and a shortage of fully-trained service providers, sales personnel and a lack of effective marketing coordination among Iridium, its gateways and its service providers. See Exhibit 99 to this report for further discussion of some of the factors which could result in Iridium's forward looking statements proving to be inaccurate.

RECENT DEVELOPMENTS

  Claircom Acquisition. On December 22, 1998, Parent and Iridium Aero Acquisition Sub, Inc., or "Aero", a Delaware corporation and a wholly-owned subsidiary of Parent, entered into a stock purchase agreement pursuant to which Aero agreed to acquire all of the outstanding capital stock of Claircom Communications Group, Inc., a Delaware corporation and a provider of in-flight phone service for commercial and executive aircraft, from ATGI, Inc., a Delaware corporation and a wholly-owned subsidiary of AT&T Wireless Services, Inc., and Rogers Cantel Inc. Aero agreed to acquire the Claircom shares for an estimated aggregate price of approximately $65 million, consisting of approximately $25.6 million in cash to be paid at closing and approximately $39.4 million of notes of Claircom which will be guaranteed by Parent and issued to the sellers of the Claircom shares immediately prior to closing. The aggregate purchase price is subject to certain adjustments, including working capital adjustments and adjustments for capital expenditures made for the benefit of Claircom prior to the closing. The Claircom notes expected to be issued to the sellers will have a term of nine years and will pay interest at a rate of 8% per annum, but will not require any payments for the first two years following their issuance -- interest accrued during the first two-year period will be added to the principal amount of the notes. These Claircom notes also will contain certain restrictive covenants, including restrictions on dividends, and will be secured by substantially all of the assets of Claircom and a pledge of the Claircom shares by Aero. The consummation of the acquisition of the Claircom shares is subject to certain significant conditions.

  Secured Bank Facility and Guaranteed Bank Facilities. On December 23, 1998, Iridium closed on three new bank credit facilities providing for an aggregate amount of up to approximately $1.55 billion of borrowings -- the $800 million secured bank facility due December 29, 2000 and the $750 million (collectively) Motorola guaranteed bank facilities (which includes a $475 million term credit facility due December 29, 2000 and a $275 million revolving credit facility due December 31, 2001). Iridium used (i) approximately $682 million of the funds available under these new bank facilities to repay its outstanding bank debt, of which $410 million was due to mature on December 31, 1998, and (ii) approximately $370 million of such funds to make payments under its various contracts with Motorola. The secured bank facility is secured by, among other things, substantially all of Iridium's assets. Borrowings under the Motorola guaranteed bank facilities are guaranteed by Motorola. Pursuant to the Motorola MOU and the Motorola ARG (described below), Iridium is required to compensate Motorola with equity and cash for, among other things, providing guarantees of Iridium's borrowings under the Motorola guaranteed bank facilities.

  IWCL Offering. On January 27, 1999, IWCL consummated a public offering of 7,500,000 shares of its class A common stock and applied the net proceeds of approximately $242 million to purchase 7,500,000 class 1 interests of Parent. Parent contributed all of the proceeds from the sale of the class 1 interests to Iridium.

  Waiver of Certain Secured Bank Facility Covenants. Iridium's secured bank facility contains various covenants, including covenants that require Iridium to satisfy certain minimum revenue and subscriber levels as of various dates. These minimum subscriber and revenue covenants include the condition that, at March 31, 1999, Iridium have cumulative cash revenues of at least $4 million, cumulative accrued revenues of at least $30 million, at least 27,000 Iridium World Satellite Service subscribers and at least 52,000 total subscribers. As a result of various factors, Iridium's subscriber levels and revenues for its initial commercial operations have been significantly below its prior estimates. Accordingly, Iridium has requested and received a waiver of compliance with the March 31, 1999 revenue and subscriber conditions from the lenders under the secured bank facility. This waiver is conditioned on Iridium's compliance with the March 31, 1999 minimum revenue and subscriber levels by May 31, 1999. The waiver does not affect or constitute a waiver of any other term of the secured bank facility, including the minimum revenue and subscriber conditions at June 30, 1999 and September 30, 1999. See "- Liquidity and Capital Resources
- Sources of Funding" for a description of the secured bank facility.

  Iridium believes that its slower than expected subscriber ramp-up and revenue generation have been primarily the result of problems with the initial distribution of subscriber equipment, a shortage of fully-trained service providers and sales personnel and a lack of effective marketing coordination among Iridium, its gateways and its service providers. During the initial roll-out of Iridium World Services, (i) Kyocera experienced significant difficulties in achieving Iridium's quality control standards and was unable to ship significant quantities of phones until early March of 1999, (ii) there were substantial difficulties in distributing phones and pagers to various markets around the world, (iii) although Motorola's satellite phones and pagers have been available, the production of cellular cassettes for its dual mode satellite/cellular phones and some other accessories was delayed, and (iv) Iridium and its gateway operators had difficulty identifying and training service providers and their sales staffs. Iridium believes that Motorola and Kyocera have addressed most of these initial production and distribution problems. However, Iridium believes that it may take more time and effort to appropriately address the problems that have arisen in connection with the marketing and distribution of Iridium World Services. For further discussion of the factors that have adversely affected Iridium's initial marketing and distribution efforts and the initiatives Iridium, its gateways and its service providers are taking in response see "Business - Target Markets" and "Business
- Marketing and Distribution".

  Revision of Subscriber and Revenue Estimates - Request for Amendment of the Secured Bank Facility. The initiatives Iridium and its gateways have undertaken to address the current marketing and distribution difficulties may take time to implement. Accordingly, Iridium is in the process of revising its revenue and subscriber estimates in the light of its initial marketing and distribution difficulties. Iridium expects this revision will adversely affect its prior expectations regarding revenues from operations and accordingly, will adversely affect its prior expectation about its financial condition, including
(i) its ability to meet the minimum revenue and subscriber covenants and other terms of the secured bank facility, (ii) its future sources of funds from revenues from operations and (iii) its financing needs. Iridium intends to request an amendment of the secured bank facility to modify the minimum revenue and subscriber level covenants and other terms to reflect its revised subscriber and revenue estimates. There can be no assurance that the lenders under the secured bank facility will agree to such an amendment. Failure to obtain such an amendment would likely result in a default under the secured bank facility, which would have a material adverse effect on Iridium. In addition, in consideration for agreeing to such an amendment, the lenders under the secured bank facility may require Iridium to agree to additional covenants and provide additional compensation. Iridium also intends to revise its estimates of its funding requirements and its expectations about its available sources of funds. See "- Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

Funding Requirements

  Funding Requirements - Through Year-End 1998. Through year-end 1998, Iridium's funding requirements aggregated approximately $4.8 billion from July 29, 1993, the inception date of Iridium's predecessor, with approximately $1.38 billion expended in 1998.

  Estimated Funding Requirements for 1999. Iridium expects that its aggregate cash needs for 1999 will be approximately $1.65 billion (the Iridium Board has approved a cash budget of up to $1.76 billion). This estimate includes Iridium's estimate of its cash needs for (i) Iridium System construction and operation,
(ii) the expected acquisition of Claircom and (iii) working capital, financing costs and software development. This estimate, and Iridium's approved cash budget, may be revised as a result of Iridium's revision of its revenue and subscriber estimates. As Iridium is striving to increase the ramp-up in the demand for its services, it is also striving to decrease costs. See "-
Recent Developments - Waiver of Certain Secured Bank Facility Covenants" above for a discussion of the factors driving the reevaluation.

  Estimated Funding Requirements After 1999. Iridium expects that its funding requirements for operation of the Iridium System for the two to three year period following 1999 will be driven by costs similar in type to those expected in 1999.

  Iridium System Construction and Operation. With respect to the development and construction of the Iridium System, Iridium and Motorola are parties to (i) the space system contract for the design, development, production and delivery in orbit of the space segment, (ii) the terrestrial network development contract to design the gateway hardware and software, and (iii) the operations and maintenance, or "O&M", contract to provide day-to-day management of the space segment after deployment and to monitor, upgrade and replace hardware and software of the space segment as necessary to maintain performance specifications. Substantially all of the initial capital raised by Iridium was used, and will continue to be used, to make payments to Motorola under the space system contract, the terrestrial network development contract and the O&M contract. The space system contract provided for a fixed price (subject to certain adjustments), scheduled to be paid by Iridium to Motorola over approximately a five-year period for completion of milestones under the contract.

  As of March 1, 1999, Iridium had incurred all of the approximately $3.435 billion aggregate estimated cost of the space system contract. Iridium paid $519 million of this estimated amount in 1998. On March 8, 1999, Iridium paid $50 million of this estimated amount and the remaining $5 million is expected to be paid in 1999. As of March 1, 1999, Iridium had incurred approximately $302 million of the $356 million aggregate estimated cost of the terrestrial network development contract. Iridium paid $97 million under the terrestrial network development contract in 1998. Iridium expects to make $120 million of payments under the terrestrial network development contract in 1999 and the remaining $10 million in 2000.

  Iridium expects the O&M contract to be the source of Iridium's single most significant funding requirements during commercial operation of the Iridium System. The O&M contract has a five-year term (ending in November, 2003) and is extendable, at Iridium's option, for an additional two years. Payments under the O&M contract are currently payable monthly and are expected to aggregate approximately $2.89 billion over the initial five-year term of the contract. If Iridium exercises its option to extend the O&M contract for an additional two years, the payments due for that two-year extension are expected to aggregate approximately $1.34 billion. In addition, Iridium is obligated to pay for certain spare satellites, if any, upon the completion of the contract. The monthly payments under the O&M contract increase each year, ranging from payments of $43.1 million in 1998 to $52.6 million in 2003 and $57.3 million in 2005 (if extended).

  Iridium's historical and expected future cash requirements by year under its principal contracts through December 31, 2000 are approximately as follows (in millions):

                                                                           THROUGH YEAR ENDED
                                                                           ------------------
                                                                              DECEMBER 31,
                                                                              ------------
                                                                     1998               1999               2000
                                                                     ----               ----               ----
                                                                   (ACTUAL)                   (ESTIMATED)
Space system contract............................                $  3,380             $   55          $      --
Terrestrial network development contract.........                     226                120`                10
O&M contract(1)..................................                      86                537                557

----------

(1) Does not reflect deferrals of payments due under the O&M contract. Under the Motorola MOU, Motorola has agreed to permit Iridium to defer its obligations to pay up to an aggregate of $400 million of payments due to Motorola under the O&M contract until December 29, 2000. As of March 1, 1999, Iridium had deferred payment of approximately $220 million of its obligations under the O&M contract and expects to defer an aggregate of $400 million of such obligations prior to September 1, 1999.

  As a result of technological developments, changes in Iridium's product mix, and scheduling adjustments, including the implementation of Iridium World Roaming Services into Iridium's service offerings, there have been, and Iridium anticipates there may be, amendments and interpretations of the terrestrial network development contract and the O&M contract and other agreements and letters with Motorola which may increase the total costs of these contracts. While Iridium's estimate of the cost of anticipated amendments and interpretations is reflected in Iridium's estimates of its funding requirements, there can be no assurance that future amendments or interpretations will not affect the price and terms of those agreements in a manner that is not reflected in Iridium's funding estimates.

  Claircom Acquisition. The expected acquisition of Claircom has an estimated aggregate purchase price of approximately $65 million, consisting of approximately $25.6 million in cash to be paid at closing and approximately $39.4 million of notes of Claircom which will be guaranteed by Parent and issued to the sellers of the Claircom shares immediately prior to closing.

  Working Capital, Financing Costs and Software Development. Iridium has required, and will continue to require, funds for working capital, business software development, interest on borrowings, financing costs and operating expenses. Iridium estimates that through December 31, 1998 these costs aggregated approximately $1.09 billion from July 29, 1993, the inception date of Iridium's predecessor, with approximately $674 million incurred in 1998. Iridium estimates that its costs in calendar year 1999 for these items will aggregate approximately $915 million.

Sources of Funding

  Sources of Funds - Through Year-End 1998. Through December 31, 1998, Iridium expended approximately $4.8 billion from July 29, 1993, the inception date of Iridium's predecessor. At December 31, 1998, Iridium had funded this aggregate expenditure with (i) approximately $500 million in secured bank debt, (ii) approximately $625 million in bank debt guaranteed by Motorola, (iii) approximately $1.38 billion in proceeds from the issuance of senior notes due 2005, (iv) approximately $239 million in proceeds from the issuance of senior subordinated notes due 2006, (v) approximately $1.95 billion from the issuance of class 1 interests, (vi) approximately $31 million from the issuance of series A class 2 interests and (vii) approximately $86 million of vendor financing.

  Estimated Sources of Funds for 1999. Iridium estimates that it will have available for 1999 aggregate sources of external funding of approximately $1.34 billion from the secured bank facility, the guaranteed bank facilities, vendor financing, proceeds from equity offering and additional Motorola guaranteed borrowings. Iridium expects that its cash needs for 1999 will be approximately $1.65 billion (the Iridium Board has approved a budget of up to $1.76 billion ). To the extent that Iridium's revenues do not exceed the actual difference between its 1999 cash needs and 1999 available sources (an estimated difference of approximately $310 million), Iridium will need to seek additional financing. Iridium is in the process of revising its revenue and subscriber estimates in light of its initial marketing and distribution difficulties and intends to seek an amendment to the Secured Bank Facility. These events are likely to adversely affect Iridium's estimates about its future sources of funds, and Iridium expects that it will need additional financing.

  Estimated Sources of Funds After 1999. For the two to three years following 1999, Iridium generally expects to fund the costs of operating and maintaining the Iridium System (including the O&M contract), providing Iridium's services, working capital, interest expense and financing costs through revenues from operations and, if required, additional financing.

  Equity Investments and Debt Securities. As of March 1, 1999, Iridium had received approximately $2.19 billion from the issuance of class 1 interests and approximately $31 million for the issuance of series A class 2 interests. As of March 1, 1999, Iridium had received approximately $1.62 billion from the issuance of debt securities, including approximately $1.38 billion from the issuance of senior notes due 2005 and approximately $239 million from the issuance of senior subordinated notes due 2006.

  Secured Bank Facility. As of March 1, 1999, Iridium had drawn the entire amount available under the $800 million secured bank facility. Borrowings under the secured bank facility mature on December 29, 2000. The parties to the secured bank facility are Iridium, Chase Securities Inc. and Barclays Bank PLC, as Global Arrangers, The Chase Manhattan Bank, as Administrative Agent, Barclays Bank PLC, as Documentation Agent, Merrill Lynch, Pierce, Fenner & Smith, Inc., as Syndication Agent, and a syndicate of lenders. Iridium's obligations under the secured bank facility are secured by pledges of, and security interests in, substantially all of Iridium's assets, Parent's equity interest in Iridium and the reserve capital call (the commitment of 17 of Parent's strategic investors to purchase up to 18,206,550 class 1 interests at a price of $13.33 per class 1 interest, representing an aggregate purchase price of up to approximately $243 million).

  The secured bank facility contains various covenants. One group of covenants requires Iridium to satisfy certain minimum revenue and subscriber levels, including the conditions that (i) at March 31, 1999, it have cumulative cash revenues of at least $4 million, cumulative accrued revenues of at least $30 million, at least 27,000 Iridium World Satellite Service subscribers and at least 52,000 total subscribers, (ii) at June 30, 1999, it have cumulative cash revenues of at least $50 million, cumulative accrued revenues of at least $150 million, at least 88,000 Iridium World Satellite Service subscribers and at least 213,000 total subscribers and (iii) at September 30, 1999, it have cumulative cash revenues of at least $220 million, cumulative accrued revenues of at least $470 million, at least 173,000 Iridium World Satellite Service subscribers and at least 454,000 total subscribers. As a result of various factors, Iridium's subscriber levels and revenues for its initial commercial operations have been significantly below its prior estimates. Accordingly, Iridium has requested and received a waiver of compliance with the March 31, 1999 revenue and subscriber conditions from the lenders under the secured bank facility. This waiver is conditioned on Iridium's compliance with the March 31, 1999 minimum revenue and subscriber levels by May 31, 1999. The waiver does not affect or constitute a waiver of any other term of the secured bank facility, and Iridium intends to seek an amendment to the secured bank facility to modify the minimum revenue and subscriber conditions and other terms to reflect its revision of its revenue and subscriber estimates. See "- Recent
Developments - Waiver of Certain Secured Bank Facility Covenants" and
"- Revision of Subscriber and Revenue Estimates - Request for Amendment of the Secured Bank Facility" above. Other covenants in the secured bank facility require Iridium to comply with certain financial ratios as of various dates, including maximum debt to total invested capital, maximum secured debt to earnings, maximum debt to earnings and minimum interest expense to earnings. The secured bank facility also contains covenants related to, among other things, the maintenance of insurance, the maintenance of regulatory authority to offer Iridium World Satellite Service in a minimum number of countries and the permitted uses of revenues from operations, borrowed funds and proceeds from the issuance of securities. The secured bank facility also restricts Iridium's ability to incur additional indebtedness, make dividend and other payments and merge, consolidate or sell certain of its assets. In addition, the secured bank facility requires mandatory prepayments in the event that debt and equity issuances or cash flows exceed specified thresholds.

  Guaranteed Bank Facilities. The guaranteed bank facilities consist of a $475 million term credit facility that matures on December 29, 2000 and a $275 million revolving credit facility that matures on December 31, 2001, each with a different, but partially overlapping, syndicate of lenders. As of March 1, 1999, Iridium had drawn an aggregate of approximately $480 million under these facilities (approximately $470 million under the term facility and approximately $10 million under the revolving facility). Pursuant to the terms of the guaranteed bank facilities, Iridium cannot have access to more than an aggregate of approximately $745 million of borrowings in order to ensure that the Motorola $750 million guarantee covers additional obligations of Iridium to the lenders under these facilities. The guaranteed bank facilities do not have covenants that directly address minimum revenues or subscriber levels. Borrowings under the guaranteed bank facilities are guaranteed by Motorola. Pursuant to the Motorola MOU and the Motorola ARG (each described below), Parent and Iridium are required to compensate Motorola with equity and cash interest for, among other things, guaranteeing borrowings under the guaranteed bank facilities.

  Motorola Vendor Financing and O&M Bank Facility Guarantee. Under the Motorola MOU, described below, Motorola has agreed to permit Iridium to defer its obligations to pay up to an aggregate of $400 million of payments due to Motorola under the

O&M contract until December 29, 2000. As of March 1, 1999, Iridium had deferred approximately $220 million of its obligations under the O&M contract and expects to defer an aggregate of $400 million of such obligations prior to September 1, 1999.

  Iridium has agreed under a memorandum of understanding with Motorola and Parent, or "MOU", that it will use its best efforts to obtain the Motorola guaranteed O&M bank facility to finance the payment of all such deferrals prior to October 1, 1999. Motorola has conditionally committed under the Motorola MOU to guarantee up to $400 million of borrowings under such Motorola guaranteed O&M bank facility. Iridium intends to finance the payment of $400 million of deferred amounts with the Motorola guaranteed O&M bank facility prior to October 1, 1999. However, many factors, including changes in the bank lending market and Iridium's ability to generate revenues from commercial operations could adversely affect Iridium's ability to obtain the Motorola guaranteed O&M bank facility. In addition, Motorola's commitment to guarantee the Motorola guaranteed O&M bank facility is subject to certain conditions. Accordingly, there can be no assurance that Iridium will be able to obtain the Motorola guaranteed O&M bank facility or otherwise refinance its deferred obligations to Motorola under the O&M contract. Iridium is required to compensate Motorola pursuant to the Motorola ARG for Iridium's deferral of payments under the O&M contract and for Motorola's guarantee of the Motorola guaranteed O&M bank facility with cash and equity compensation, including warrants to purchase class 1 interests and warrants to purchase class A common stock.

  Motorola MOU; Conditional Commitment of Motorola to Guarantee Additional Borrowings. In connection with the establishment of the secured bank facility and the guaranteed bank facilities, Motorola, Parent and Iridium entered into the Motorola MOU, which amended and restated a previous memorandum of understanding. Under the Motorola MOU, Motorola has agreed to, among other things, (i) guarantee up to $750 million of obligations under the guaranteed bank facilities, (ii) consent to and agree to an amendment to the guaranteed bank facilities and the related guarantee agreement (or to enter into a new bank credit facility and guarantee agreement on the same terms (other than pricing)) that together provide for a $350 million increase in the Motorola guaranteed borrowings available thereunder, (iii) permit Iridium to defer its obligations to pay up to an aggregate of $400 million of payments under the O&M contract until December 29, 2000, (iv) guarantee up to $400 million of additional borrowings under a bank credit facility with terms (other than pricing) identical in all material respects to the guaranteed credit facilities on the condition that such additional guaranteed borrowings be used exclusively to make payments to Motorola for deferred obligations under the O&M contract (as described in (iii) above), (v) subordinate certain of its claims vis-a-vis Iridium to the lenders under the secured bank facility and (vi) consent to an amendment to the $275 million revolving credit facility component of the guaranteed bank facilities that would extend the maturity of such facility to beyond the maturity of the senior notes (which are due July 15, 2005). Iridium has agreed under the Motorola MOU that it will compensate Motorola for providing guarantees, deferral rights and other credit support (collectively, the "Motorola exposure", which generally includes the aggregate amount guaranteed, or permitted to be deferred, by Motorola) pursuant to the Motorola ARG, described below.

  Parent and Iridium also have agreed under the Motorola MOU that they (i) will use their best efforts to reduce the Motorola exposure to no more than $275 million by the earliest possible date, including obtaining bank credit agreements not guaranteed by Motorola, issuing debt and equity securities (under certain conditions) and using revenues from operations, if available, to reduce the available borrowings under credit facilities guaranteed by Motorola and to pay amounts deferred under contracts with Motorola, (ii) will use their best efforts to obtain, on or before October 1, 1999, the Motorola guaranteed O&M bank facility to finance the payment of all deferred amounts under the O&M contract, (iii) will not have outstanding in excess of (a) $1.7 billion of indebtedness for borrowed money that is secured by the assets of Iridium or (b) $1.62 billion in aggregate principal amount of senior notes, (iv) will not make certain acquisitions without Motorola's consent and (v) will provide Motorola with the right (in addition to Motorola's rights to representation based on its holdings of class 1 interests) to appoint one additional director to the Boards of Directors of Parent and Iridium any time the Motorola exposure exceeds $275 million, and the right to appoint a second additional director to the Boards of Directors of Parent and Iridium any time the Motorola exposure exceeds $750 million (Motorola has exercised this right and six of Iridium's and Parent's directors are appointees of Motorola). In addition, while Motorola has agreed to consent to (i) a $350 million increase in the amount of guaranteed borrowings available under the guaranteed bank facilities (or a new credit facility with terms (other than pricing) identical in all material respects) and (ii) an extension of the maturity of the $275 million revolving credit facility component of the guaranteed bank facilities, there can be no assurance that the lenders under the guaranteed credit facilities would agree to such amendments or that such a new credit facility would be available.

  Motorola's obligation to defer receipt of up to $400 million in payment under the O&M contract is unconditional. All of Motorola's other obligations under the Motorola MOU, including, without limitation, its obligation to consent to and agree to an amendment to the guaranteed bank facilities and the related guarantee agreement (or to enter into a new bank credit facility and guarantee agreement on the same material terms (other than principal)) that together provide for a $350 million increase in the Motorola guaranteed borrowings available thereunder, are conditioned on Iridium complying with the terms of the Motorola MOU, Motorola ARG, the O&M contract and other agreements with Motorola, including Iridium's payment obligations under each such agreement.

  Motorola ARG. In connection with the establishment of the secured bank facility and the guaranteed bank facilities, Motorola, Parent and Iridium also entered into the Motorola agreement regarding guarantee, or "ARG", which amended and restated a previous agreement. Payments under the Motorola ARG are based on the amount and duration of Motorola exposure and are due and payable quarterly. Prior to October 1, 1999, Iridium is required to pay Motorola cash interest on the amount deferred at an annual interest rate of 12% for Motorola exposure relating to the deferred amounts under the O&M contract. For Motorola exposure relating to guarantees of borrowings under bank credit facilities that exists prior to October 1, 1999, Iridium and Parent are required to compensate Motorola with cash interest and equity (including warrants to purchase either class 1 interests or, under certain conditions, class A common stock). Prior to October 1, 1999, Motorola's compensation for Motorola exposure relating to the guaranteed bank facilities and the Motorola guaranteed O&M bank facility (if available) is based on the terms of the series A and series B senior notes. This "high yield based compensation" equals (i) interest on the Motorola exposure at an annual interest rate equal to the amount, if any, by which the interest rate on the relevant bank facility is less than 13.625% (the weighted average interest rate on the series A and series B senior notes) plus (ii) the payment of warrants to purchase approximately 66.758 class 1 interests (or shares of class A common stock) per day per each $100 million of Motorola exposure at a purchase price of $20.90 per interest (or share) (the average daily warrant compensation payable to holders of senior notes).

  After October 1, 1999, Iridium and Parent are required to pay Motorola equity compensation (in the form of warrants to purchase class 1 interests at a purchase price of $0.00013 per interest) for all Motorola exposure unless the aggregate Motorola exposure is less than or equal to $275 million, in which case Iridium may pay Motorola high yield based compensation. During this period, unless the Motorola exposure is less than $275 million, the amount of warrant compensation payable per dollar of Motorola exposure increases substantially as the Motorola exposure increases. In addition, Iridium is required to compensate Motorola with warrants to purchase class 1 interests at a price of $0.00013 per interest for any Motorola exposure resulting from Motorola making available any part of the additional $350 million in guaranteed borrowings discussed above regardless of when such Motorola exposure is incurred.

  From the date of the original Motorola ARG through March 1, 1999, for providing guarantees of Iridium's bank credit facilities and other credit support, Motorola had earned warrants to purchase an aggregate of (i) 7,741,346 class 1 interests at a price of $.00013 per interest and an aggregate of (ii) 75,692 class 1 interests at a price of $20.90 per interest. The amount of equity compensation Motorola will earn in the future, under the Motorola ARG, depends upon the amount of future Motorola exposure, is expected to be substantial and could increase significantly for a variety of reasons, including if Iridium is unable to reduce the Motorola exposure to $275 million or less prior to October 1, 1999. While Iridium has agreed with Motorola that it will use its best efforts to reduce the Motorola exposure to $275 million or less as soon as possible, Iridium's ability to repay or replace borrowings guaranteed by Motorola or pay or finance (without a Motorola guarantee) deferrals of amounts due to Motorola depends on a variety of factors, including Iridium's ability to generate revenues and factors beyond Iridium's control such as the condition of the bank lending and securities markets. For example, if Iridium reduces the Motorola exposure to $275 million for the period from October 1, 1999 through December 31, 2000 ($275 million of Motorola exposure for approximately 15 months), Motorola would earn warrants to purchase approximately 84,000 class 1 interests (or shares of class A common stock) at a purchase price of $20.90 per interest (or share) plus cash interest. However, if Iridium draws all amounts available under the $750 million guaranteed credit facilities and defers the payment of an aggregate of $400 million under the O&M contract and this Motorola exposure remains in place in full from October 1, 1999 through December 31, 2000 ($1.15 billion of Motorola exposure for 15 months), Motorola would earn warrants to purchase approximately 12.9 million class 1 interests at a purchase price of $0.00013 per interest pursuant to the Motorola ARG.

OPERATIONS

  Iridium commenced commercial satellite phone service on November 1, 1998 and commercial satellite paging service on November 15, 1998. Prior to November 1, 1998, Iridium's only source of income was interest income on the cash and investment balances from the proceeds of equity and debt commitments in Iridium, which interest income amounted to approximately $23.3 million from July 29, 1993, the inception date of Iridium's predecessor, to December 31, 1998. During the same period, Iridium recorded a net loss of approximately $1.66 billion.

  From December 31, 1997 to December 31, 1998, Iridium's aggregate net loss increased substantially from $294 million to $1.25 billion for the year ended December 31, 1997 and 1998, respectively. This was primarily the result of the following increases for the year ended December 31, 1998, as compared to the corresponding period in 1997: $258 million for sales, general and administrative expenses due to increased activities associated with commercial activation, $433 million for amortization and depreciation expense due to the depreciation of a greater number of satellites and $273 million for increased interest expense. See "-- Capitalization of Costs", "-- Operating Expenses" and "-- Interest Expense" below.

CAPITALIZATION OF COSTS

  All payments by Iridium under the space system contract have been capitalized. The satellite components of the space system contract are being depreciated over the five-year estimated life of the satellites. Depreciation expense is realized on a satellite-by-satellite basis, commencing with the delivery of each satellite to its mission orbit. Depreciation related to the ground control stations commences with the placement in service of each such station over a seven year estimated life. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service. Iridium has obtained a satellite insurance policy to cover certain costs associated with the loss of a satellite. Capitalized amounts under the space system contract and the terrestrial network development contract aggregated approximately $3.74 billion through December 31, 1998. In addition, costs incurred in connection with the issuance by Iridium of class 1 interests are reflected as a reduction of Iridium's additional paid-in capital and Iridium's debt issuance costs are deferred and amortized over the term of the related indebtedness. Payment of these costs and charges has resulted in significant negative operating cash flow. Certain interest costs also have been capitalized through the date of commencement of commercial operations.

  A portion of the payments made under the O&M contract will be capitalized and depreciated. The amount so capitalized will be determined depending upon the number of replacement satellites put into service. Any costs under the O&M contract not capitalized will be expensed as incurred.

OPERATING EXPENSES

  For the period from July 29, 1993, the inception date of Iridium's predecessor, through December 31, 1998, total operating expenses were approximately $1.40 billion, with $988 million of that amount incurred in 1998. Iridium expects a substantial increase in future operating expenses relating to sales, marketing, depreciation and other costs associated with commercialization.

INTEREST EXPENSE

  Iridium has financed, and expects to continue to finance, a significant portion of its capital requirements through borrowings. As a result of these borrowings, Iridium has had, and expects it will have, significant interest costs. Interest costs were capitalized while the Iridium System was under construction and are now being depreciated. This resulted in all interest costs being capitalized during 1995, 1996 and 1997. For the year ended December 31, 1998, approximately $443 million of interest cost was incurred. Interest expensed for the year ended December 31, 1998 was approximately $273 million with the remaining approximately $170 million of interest capitalized to the system under construction. Iridium anticipates that all interest cost incurred in 1999 will be expensed. Some portion of interest expense will not be paid in cash, including the interest expense related to Iridium's 14 1/2% senior subordinated notes through March 1, 2001. Such non-cash interest will be accrued and such accrual will increase outstanding indebtedness on Iridium's consolidated balance sheets.

INCOME TAXES

  Iridium reports its income as a partnership for United States federal income tax purposes and accordingly, is not expected to be directly subject to U.S. federal income tax. Iridium may, however, be subject to tax in some state, local or foreign jurisdictions on portions of its income. IWCL is directly subject to U.S. federal income tax on the portion of its income which is effectively connected with the U.S. business of Iridium. IWCL pays no income tax under Bermuda law.

YEAR 2000 READINESS DISCLOSURE

General

  Iridium's Year 2000 Program, or "Y2K Program", addresses information-technology, or "IT", and non-IT problems that may exist within the Iridium System, including Iridium's suppliers, roaming partners, service providers and other material distributors.

  Until recently, only two digits were used to represent the year in dates recorded in computer systems. This practice did not anticipate the problem generated by the turn of the century, after which dates entered as "00" could be understood by computers to mean 1900 instead of 2000. This and other date handling processes could result in the incorrect performance of computer calculations and functionality involving dates.

Y2K Program

  The Y2K Program encompasses the Iridium space and ground facilities, as well as the relevant operations of Iridium's material suppliers and distributors, and addresses both IT and non-IT systems.

  The Y2K Program is divided into five major phases - Awareness, Inventory and Risk Assessment, Repair and Renovation, Verification and Validation, and Implementation and Monitoring. The Awareness Phase is intended to ensure the establishment of the Y2K Program and the awareness of potential risks and Year 2000 issues. This phase, which involves communicating the status and progress of the Y2K Program within Iridium and to third parties, is an ongoing activity and will continue as Iridium proceeds through the other phases. Iridium has substantially completed all critical tasks in this phase. The process of communication, however, is ongoing and will continue through first quarter 2000.

  The Inventory and Risk Assessment Phase involves the performance of an initial inventory of all Iridium hardware, software and infrastructure, as well as material vendors, to identify potential Year 2000 issues and to determine the action required, if any, to mitigate the risk to Iridium. Through its gateways, Iridium is contacting its third party roaming partners and service providers to determine the Year 2000 status of their systems, as well as their plans to bring them into compliance. That process is ongoing. Material items are those believed by Iridium to have a significant impact on the business from a customer service, financial or legal perspective. This phase is being performed by Iridium's internal Y2K team.

  The assessment of Iridium developed systems and those of Iridium's key suppliers has been completed. The results have indicated that fewer upgrades than initially planned are needed. This has allowed Iridium to accelerate the Y2K Program, now targeted for completion on July 1, 1999. The gateways are still completing their evaluation of their internally developed systems and the status of this analysis is not finalized. However, Iridium has every indication that the systems critical to the completion of an Iridium call from one Iridium handset to another Iridium handset is expected to be Y2K ready by July 1, 1999. Iridium also has determined that the systems critical to billing and settlements are expected to be Y2K ready by July 1, 1999.

  The Repair, Replacement and Renovation Phase is intended to ensure that the appropriate items as identified in the final inventory and risk assessment are upgraded to meet Year 2000 compliance criteria. This may include software updates, hardware upgrades, development of new processes, new business practices, training programs, etc. While completion of the various elements of this phase is tied to corresponding elements within the assessment phase, Iridium anticipates that material repairs, replacements and renovations will be substantially complete by mid-1999 for systems under the direct control of Iridium. The supplier of the Iridium satellite and ground systems, Motorola, has indicated that the products they provide to Iridium will be Y2K ready by July 1, 1999. The remaining suppliers of critical hardware and software have provided upgrades and these will be installed in the first and second quarters of 1999.

  The Verification and Validation Phase ensures that critical business processes, systems and infrastructure are verified and tested to ensure Year 2000 issues will not cause major disruption in the on-going operation of the Iridium business. Verification and testing of those systems under Iridium's direct control will be performed by Iridium's internal Y2K team with the support of its technicians and certain of the principle suppliers of those systems. The upgrades that are installed into the Iridium environments will be verified and tested in the first and second quarters of 1999.

  Finally, during the Implementation and Monitoring Phase, the Year 2000 upgrades will be installed into Iridium's operating systems, as necessary. Iridium LLC plans to have all the critical systems installed and operational by July 1, 1999.

  A monitoring activity will be employed in an effort to ensure that unforeseen Year 2000 critical items are appropriately prioritized for correction.

  In addition, the Y2K Program plan addresses the implementation of future upgrades for new products and services to ensure that no new Y2K problem is introduced into Y2K ready systems.

State of Readiness

  With the completion of the inventory and assessment, Iridium has determined that the company is well positioned to be ready for the year 2000. The Iridium Business Support Systems were developed to be Y2K ready and the planned upgrades are minimal to the application software. Typical upgrades include server software and operating systems.

  The suppliers of the Iridium satellite and ground systems, Motorola has completed their assessment and is well into their Y2K program upgrades and testing phases. They have provided a completion date of July 1, 1999.

Costs

  The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to Iridium's financial position or results of operations. The current estimated total cost to Iridium of the Y2K Program is $2 million. Iridium estimates that the amount expended on the Y2K Program during calendar year 1998 was approximately $180,000, all of which was expensed by Iridium. The gateway costs are not expected to be material as the majority of the systems are provided to the gateways under maintenance contracts.

  The current $2 million cost to Iridium includes the costs of existing maintenance contracts, internal labor and a small consulting budget for miscellaneous tasks. Because Iridium does not require a large remediation effort, the Y2K activities are substantially absorbed within the existing departmental cost structure. This estimate does not reflect all Y2K costs because, for example, the Iridium Business Support Systems were developed from the outset to handle Year 2000 issues, and the cost of this capability was not separately identified by the supplier.

  Other significant or critical non-Year 2000 information technology projects under Iridium's direct control have not been materially delayed or impacted by Year 2000 initiatives.

Risks

  Potential risks to Iridium have been differentiated between risks related to Iridium handset to Iridium handset services versus risks related to Iridium services dependent upon the existing world telecom structure.

  Based on the results of the assessment of the Iridium Systems and the Motorola provided space and ground systems, the reasonably likely worst case scenario that would impact Iridium handset to Iridium handset service would be a power failure at a ground station location. To mitigate this, Iridium gateways have back-up generators at all critical ground station locations. Additional contingency planning will be conducted to evaluate and implement re-routing procedures where this risk is determined to be significant.

  The reasonably likely worst case scenario for services that depend upon the transmission of calls over an existing wireless or landline network is the failure of a call to be completed due to a failure in the existing telecom network. The back-up use of an Iridium handset to Iridium handset call would mitigate this risk. In addition, the gateway business owners are working with the local network providers to identify critical areas of risk. If it is determined that a critical issue exists in an interconnection arrangement, the gateway will determine if re-routing is appropriate.

  The Y2K Program is expected to significantly reduce Iridium's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of Iridium's material partners. Iridium believes that, with the completion of the Y2K Program as scheduled, the potential of significant interruptions of normal operations should be reduced.

Contingency Plans

  Based on the information developed in the inventory and assessment, Iridium has begun to develop contingency plans for critical systems and processes. These plans will include an analysis of the requirement to re-route calls due to interruption in power at certain gateway ground stations, back-up and restore processes to secure critical data, staffing to monitor critical processes throughout the transition and manual processes for critical operations where appropriate.

  After reviewing information gathered in the Inventory and Risk Assessment Phase, and to prepare for the possibility that certain information systems or third party partners and vendors will not be Year 2000 compliant, Iridium intends to develop additional contingency plans, as appropriate.

  These plans may include the establishment of teams to monitor and correct disruptions, utilization of back-up processes including data back-up and storage, and the development of manual "work-around" solutions.

  Readers are cautioned that the discussion of Iridium's efforts and expectations related to Year 2000 are forward looking statements and should be read in conjunction with Exhibit 99 to this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Iridium's long-term debt includes both fixed and variable interest rate instruments, and the fair market value of Iridium's fixed long-term debt is sensitive to changes in interest rates. Iridium runs the risk that market rates will decline and the required payments will exceed those based on current market rates. Under its current policies, Iridium does not use interest rate derivative instruments to manage its exposure to interest rate changes.

     The following table provides information about Iridium's significant financial instruments that are sensitive to changes in interest rates
(in thousands):


                                                                                    PRINCIPAL MATURITY
                                    FAIR VALUE ON   -----------------------------------------------------------------------------
                                  DECEMBER 31, 1998   1999          2000         2001        2002           2003       THEREAFTER
                                  ----------------- ---------    ----------   ----------   -----------    ----------   ----------
Long-term debt:

Fixed rate:

Long-term debt due to Members         $  323,484    $      --    $       --   $       --   $        --    $       --   $  480,150

Senior Notes, Series A, B, C and D     1,034,754           --            --           --            --            --    1,450,000

Variable rate:

Bank facilities                        1,125,000           --       970,000      155,000            --            --           --

                                      ----------    ---------    ----------   ----------   -----------    ----------   ----------
Totals                                $2,483,238     $     --    $  970,000   $  155,000   $        --    $       --   $1,930,150
                                      ==========    =========    ==========   ==========   ===========    ==========   ==========


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

IWCL

  The following table sets forth information concerning the executive officers and directors of IWCL as of March 1, 1999. The current members of the IWCL Board of Directors were elected by Parent. Members of the IWCL Board of Directors will hereafter be elected at the annual general meeting or at a special meeting of stockholders. The exclusive right to elect members of the IWCL Board of Directors is vested with the holders of class A common stock.


      NAME                AGE                    POSITION
      ----                ---                    --------
Edward F. Staiano .       62       Chairman of the Board and Chief Executive Officer
Roy Grant .........       42       Vice President and Chief Financial Officer
F. Thomas Tuttle ..       56       Vice President, General Counsel and Assistant Secretary
Wayne Morgan ......       54       Secretary
Alberto Finol .....       63       Deputy Chairman and Director
Robert W. Kinzie ..       65       Director
Richard L. Lesher .       65       Director
William A. Schreyer       71       Director
Yoshiharu Yasuda ..       58       Director

Roy Grant has announced his intention to resign as Chief Financial Officer of IWCL effective April 16, 1999.

PARENT AND IRIDIUM

  The following table sets forth information concerning the executive officers and directors of Parent and Iridium as of March 1, 1999. Pursuant to the limited liability company agreement of Iridium, each officer and director of Parent holds the same position with Iridium. The directors of Parent and Iridium are designated by the members of Parent and serve until a successor is designated.

                 NAME              AGE                    POSITION
                 ----              ---                    --------
Robert W. Kinzie(1) .........       65       Chairman
Edward F. Staiano ...........       62       Vice Chairman and Chief Executive Officer
Mauro Sentinelli ............       52       Executive Vice President -- Marketing and Distribution
Leo Mondale .................       39       Senior Vice President - Strategic Planning and
                                             Business Development
O. Bruce Dale ...............       56       Senior Vice President -- Network Operations
Mark Gercenstein ............       47       Senior Vice President -- Business Operations
Lauri J. Fitz-Pegado ........       43       Vice President - Global Gateway Relations
Roy Grant ...................       42       Vice President -- Chief Financial Officer
F. Thomas Tuttle ............       56       Vice President, General Counsel and Secretary
Richard L. Lesher(2)(3)(4)(5)       65       Vice Chairman and Independent Company Director
Aburizal Bakrie(4) ..........       51       Director (designated by South Pacific Iridium Holdings, Inc)
Hasan M. Binladin(4) ........       50       Director (designated by Iridium Middle East)
Herbert Brenke (4) ..........       61       Director (designated by Vebacom Holdings, Inc.)
Gordon J. Comerford(2) ......       61       Director (designated by Motorola)

Atilano de Oms Sobrinho(2)(4)       55       Director (designated by Iridium SudAmerica)
Stephen P. Earhart ..........       50       Director (designated by Motorola)
Robert A. Ferchat(4) ........       64       Director (designated by Iridium Canada)
Alberto Finol(1)(3)(4) ......       64       Director (designated by Iridium SudAmerica)
Edward Gams(1) ..............       51       Director (designated by Motorola)
Durrell Hillis ..............       58       Director (designated by Motorola)
Kazuo Inamori(4) ............       67       Director (designated by Nippon Iridium)
Georg Kellinghusen(4) .......       51       Director (designated by Vebacom Holdings, Inc)
S.H. Khan(4) ................       61       Director (designated by Iridium India)
Anatoly I. Kiselev(4) .......       59       Director (designated by Khrunichev)
John F. Mitchell(3) .........       71       Director (designated by Motorola)
Giuseppe Morganti(1)(2)(4) ..       66       Director (designated by Iridium Italia)
J. Michael Norris ...........       52       Director (designated by Motorola)
Yusai Okuyama(2)(4) .........       67       Director (designated by Nippon Iridium)
Moon Soo Pyo (3)(4) .........       45       Director (designated by SK Telecom)
John A. Richardson ..........       56       Director (designated by Iridium Africa)
Theodore H. Schell(1)(4) ....       54       Director (designated by Sprint)
William A. Schreyer(1)(4)(5)        71       Independent Company Director
Sribhumi Sukhanetr(1)(3)(4) .       66       Director (designated by Thai Satellite)
Tao-Tsun Sun(2)(4) ..........       49       Director (designated by Pacific Iridium
                                             Telecommunications Corporation)
Yoshiharu Yasuda(1)(3)(4) ...       58       Director (designated by Nippon Iridium)
Wang Mei Yue(3)(4) ..........       57       Director (designated by Iridium China)
Wayne Morgan ................       54       Secretary of IWCL

---------------
(1) Members of the Banking and Financing Committee

(2) Members of the Audit Committee

(3) Members of the Compensation Committee

(4) Members of the Related Party Contracts Committee

(5) Members of the Audit Committee of the IWCL Board of Directors

Roy Grant has announced his intention to resign as Chief Financial Officer of Parent and Iridium effective April 16, 1999.

CAPITAL

  The following table sets forth information concerning the executive officers and directors of Capital as of March 1, 1999.

             NAME                    AGE                             POSITION
             ----                    ---                             --------
Robert W. Kinzie                     65        Director
Edward F. Staiano                    62        Chairman of the Board and Chief Executive Officer
Roy Grant                            42        Chief Financial Officer
F. Thomas Tuttle                     56        Secretary

Roy Grant has announced his intention to resign as Chief Financial Officer of Capital effective April 16, 1999.

EXECUTIVE OFFICERS OF IWCL, PARENT, IRIDIUM AND CAPITAL

  Set forth below is information concerning each director and executive officer of IWCL, Parent, Iridium and Capital, including each individual's principal occupation and employment. Unless otherwise indicated, each executive officer holds office until a successor is duly elected and qualified. There are no family relationships between any officers and directors of IWCL, Parent, Iridium or Capital.

  Unless otherwise noted, dates of service refer to positions with Parent. Each executive officer of Parent became an executive officer of Iridium, in the same capacity, on December 18, 1997.

  EDWARD F. STAIANO -- Vice Chairman and Chief Executive Officer since January 2, 1997 and Director since October 1994. Chairman of the Board of IWCL since May 1997 and Chief Executive Officer of IWCL since March 1997. Chairman of the Board and Chief Executive Office of Capital since June 18, 1997. Dr. Staiano served Motorola as Executive Vice President, President and General Manager of the General Systems Sector (comprised of the cellular subscriber group, cellular infrastructure group, network ventures division, personal communications and the computer group) from 1989 to December 1996.

  MAURO SENTINELLI -- Executive Vice President -- Marketing and Distribution since August 1, 1997. Prior thereto, Mr. Sentinelli was Deputy Director General in charge of Strategic Planning, Strategic Marketing and International Affairs for Telecom Italia Mobile from 1995 to 1997 and Deputy Managing Director for 1994 to 1995. He joined SIP, Telecom Italia's predecessor, in 1974, and held various positions in engineering, marketing and strategic planning. He became head of Business Development of the Mobile Service Department in 1988 and launched the company's cellular service.

  LEO MONDALE -- Senior Vice President -- Strategic Planning and Business Development since January 1995. From July 1993 until January 1995, Mr. Mondale served as Vice President, Government Affairs and Strategic Planning and from January 1991 to July 1993 as Vice President -- International Relations of Parent. From July 1, 1990 to January 31, 1992, he was Director of International Relations for the Satellite Communications unit of Motorola. Before joining Motorola, Mr. Mondale served as Vice President of the Fairchild Space & Defense Corporation, where he was responsible for the international and commercial activities of Fairchild Space from 1989 to 1990. Prior to joining Fairchild, Mr. Mondale was Legal Counsel to the then Space Division of Matra, S.A. (now Matra-Marconi Space, N.V.), based in Paris, France, following several years of private legal practice in Washington, D.C.

  O. BRUCE DALE -- Senior Vice President -- Network Operations since April 1995. Prior thereto, Mr. Dale served in a number of positions at Bell Communications Research ("Bellcore") including, General Manager, Service Assurance Systems and General Manager, Planning & Engineering System from March 1993 to April 1995, Vice President, Customer Service Center from January 1992 to March 1993, and Assistant Vice President, Provisioning Systems Laboratory from January 1990 to January 1992. From March 1982 to December 1989, Mr. Dale served as Director of Data Network Systems Development Laboratory for AT&T Bell Laboratories.

  MARK GERCENSTEIN -- Senior Vice President -- Business Operations since August 1992. Prior thereto, Mr. Gercenstein was Director of Marketing of Motorola Satellite Communications from 1990 to 1992. Prior to assuming that position, Mr. Gercenstein held various marketing and engineering assignments at Motorola Government Electronics Group from 1984 to 1990, Spar Aerospace from 1985 to 1987 and Bendix Aerospace from 1975 to 1982.

  LAURI J. FITZ-PEGADO -- Vice President -- Global Gateway Relations since May 1997. Prior thereto, Ms. Fitz-Pegado served at the U.S. Department of Commerce as the Director General and Assistant Secretary of the U.S.& Foreign Commercial Service (US&FCS) International Trade Administration from June 1994 to June 1997 and as a Special Advisor to the Secretary of Commerce from June 1993 to June 1994. From June 1982 to June 1993, Ms. Fitz-Pegado worked at Hill & Knowlton Public Affairs Worldwide, most recently as Managing Director and Senior Vice President.

  ROY GRANT -- Vice President -- Chief Financial Officer since April 30, 1997 and Vice President -- Treasurer from November 1996 to July 1997. Chief Financial Officer of IWCL since April 1997. Chief Financial Officer of Capital since June 18, 1997. Prior thereto, Mr. Grant served from 1992 to 1996 as Finance Director for Edison Mission Energy, the largest independent power developer in the United States. Mr. Grant also worked for Marriott Corporation from 1988 to 1992 in its corporate and project finance areas and at American Airlines from 1980 to 1988, most recently as its Managing Director -- Banking where he was responsible for all of the airline's banking relationships. Roy Grant has announced his intention to resign as Chief Financial Officer of IWCL, Parent, Iridium and Capital effective April 16, 1999.

  WAYNE MORGAN -- Secretary of IWCL Mr. Morgan has been employed as a corporate manager by Codan Services Ltd. In Bermuda since August 1996. Prior thereto, Mr. Morgan served Johnson & Higgins (Bermuda) Limited from 1980 to 1996 in a number of positions including Vice President and Manager of Support Services, Senior Vice President, Client Account Management and Senior Vice President, Principal Branch Manager. Prior to joining Johnson & Higgins, Mr. Morgan was the Deputy Accountant General for the Government of Bermuda from 1975 to 1980. Mr. Morgan has served as the Secretary of IWCL since December 1996.

  F. THOMAS TUTTLE -- Vice President -- General Counsel and Secretary since April 1996. Mr. Tuttle had been employed by Parent as Assistant Secretary since January 1994 and as Deputy General Counsel since November 1993. Assistant Secretary of IWCL since December 1996. Secretary of Capital since June 18, 1997. Prior thereto, Mr. Tuttle was in private law practice in Washington,

D.C. from 1986 to 1994. Prior thereto, he served as Vice President, Regulatory and Industry Relations with Satellite Business Systems and held senior legal positions with COMSAT Corporation.

DIRECTORS OF IWCL, PARENT, IRIDIUM AND CAPITAL

  Unless otherwise noted, dates of service refer to directorships of Parent. Each director of Parent became a director of Iridium on December 18, 1997.

  ROBERT W. KINZIE -- Chairman of the Board since October 1991; member of the Banking and Financing Committee. Chief Executive Officer from October 1991 to January 1, 1997. Director of IWCL since December 1996. Director of Iridium Capital since June 18, 1997. Prior thereto, Mr. Kinzie was the Director of Strategic Planning for Intelsat from 1987 to 1991. Prior to joining Intelsat, Mr. Kinzie worked from 1966 to 1987 in a number of positions with COMSAT Corporation including President, Communications Services Division and President of COMSAT General Corporation. Prior to joining COMSAT Corporation in 1966, Mr. Kinzie was an economist with the FCC from 1962 to 1965.

  RICHARD L. LESHER -- Vice Chairman of the Board and Independent Company Director since June 1997; member of the Audit Committee, the Compensation Committee and the Related Party Contracts Committee. Director of IWCL since June 1996. Dr. Lesher was appointed Vice Chairman of the Board and Independent Company Director upon consummation of the IWCL IPO. Dr. Lesher served as the President of the Chamber of Commerce of the United States, the world's largest association of business organizations, from 1975 to 1997, when he retired.

  ABURIZAL BAKRIE -- Director since July 1997; member of the Related Party Contracts Committee. Since 1992 Mr. Bakrie has been Chairman of the Bakrie Group of Companies, a diversified corporation engaged in manufacturing, fabrication, telecommunications, mining, real estate, financial services, agri-business and trading activities. Mr. Bakrie is the President of ASEAN Chamber of Commerce and Industry and President of the Indonesian Chamber of Commerce and Industry. Mr. Bakrie has served as a member of the People's Consultative Assembly of the Republic of Indonesia since 1987.

  HASAN M. BINLADIN -- Director since January 1996; member of the Related Party Contracts Committee. During the past five years, Mr. Binladin has served as Senior Vice President of the Saudi Binladin Group.

  HERBERT BRENKE -- Director since September 1998; member of the Related Party Contracts Committee. Mr. Brenke served as the Chairman of the Board of E-Plus Mobilfunk GmbH from 1993 to 1998 and as Chairman of the Executive Board of Thyssen Rheinstahl Technik GmbH from 1982 to 1994.

  GORDON J. COMERFORD -- Director since July 1993; Chairman of the Audit Committee. Mr. Comerford is a member of the Board of Directors of Iridium SudAmerica Corporation and Iridium Canada, Inc. Mr. Comerford recently retired from Motorola, where he served as a Senior Vice President since 1989. He joined Motorola's communications sector in 1974 as a Director of Business Management and became a Corporate Vice President in 1980.

  ATILANO DE OMS SOBRINHO -- Director since June 1996; member of the Audit Committee and the Related Party Contracts Committee. Mr. Oms is Chairman of the Board, President and CEO of Inepar S.A., a diversified Brazilian corporation with operations in telecommunications, electrical current control equipment and services, mass transport, vehicle distribution and financial markets. Mr. Oms is a member of the Board of Directors SudAmerica and Iridium Brasil. He also serves on the Boards of the National Confederation of Industries (CNI), ABINEE-National Association of Electro-Electronic Industries and the Federation of Industries of Parana State.

  STEPHEN P. EARHART -- Director since March 1999; Mr. Earhart is currently the Senior Vice President of Finance for Motorola, Inc. Mr. Earhart previously served as Senior Vice President of Finance of the Cellular Networks and Space Sector from 1997 to June 1998 and Senior Vice President of Finance of the General Systems Sector of Motorola, Inc. from 1990 to 1997.

  ROBERT A. FERCHAT -- Director since January 1995; member of the Related Party Contracts Committee. Mr. Ferchat has served as Chairman and Executive Officer since May 1995 and as Chairman, President and Chief Executive Officer from November 1994 to May 1995 at BCE Mobile Communications Inc. Prior thereto, he served as Chairman, President and Chief Executive Officer of TMI Communications, a satellite communications company, from 1992 to 1994. He also served as President of Northern Telecom Canada Ltd. from 1985 to 1990. Mr. Ferchat has also served as a director at BCE Mobile Communications Inc. since 1994.

  ALBERTO FINOL -- Director since July 1993; Chairman of the Banking and Financing Committee; member of the Compensation Committee and the Related Party Contracts Committee. Deputy Chairman and Director of IWCL since December 1996. Mr. Finol has been the President of Ilapeca, a Venezuelan holding company with interests in dairy products, supermarkets, pharmaceuticals and communications, since 1990 and has served as a Director since 1966. He is the Chairman of Iridium SudAmerica and the Chairman and a major shareholder of Iridium Andes-Caribe Ltd., one of the owners of Iridium SudAmerica. He has also served as the Director of Group Zuliano, a major Venezuelan petrochemical holding group. He represented his native region of Zulia on the Venezuelan Congress from 1969 to 1993.

  EDWARD GAMS -- Director since July 1993; member of the Banking and Financing Committee. Mr. Gams has served as Corporate Vice President and Director of Investor Relations of Motorola since 1996 and Vice President and Director of Investor Relations of Motorola since 1991. He was first employed by Motorola in 1979, and has held a variety of positions in operational and corporate finance, including service as Director of Corporate Financial Planning from February 1991 to August 1991 and as manager of Corporate Financial Planning from December 1989 to February 1991.

  DURRELL HILLIS-- Director since 1998; Mr. Hillis is currently Senior Vice President and General Manager of the Systems Solutions Group of Motorola, Inc. Prior thereto, he served as General Manager of Motorola's SSTG's Satellite Communications Division. Mr. Hillis has also served as General Manager of Motorola's Strategic Electronics Division.

  KAZUO INAMORI -- Director since July 1993; member of the Related Party Contracts Committee. Dr. Inamori has been Chairman of the Board of Nippon Iridium Corporation since 1993, has been Founder and Chairman Emeritus of DDI Corporation since 1997 (was Chairman of the Board since 1984) and has been Founder and Chairman Emeritus of Kyocera Corporation since 1997 (was Chairman of the Board since 1985) and has been Chairman Emeritus of Taito Corporation since 1997 (was Chairman of the Board since 1990).

  GEORG KELLINGHUSEN -- Director since January 1999; member of the Banking and Financing Committee and the Related Party Contracts Committee. Prior thereto, Mr. Kellinghusen served in several positions for Bertelsmann and from 1981 to 1986 as Commercial Director and Managing Director of the German-Language Books Production Division. Mr. Kellinghusen served as CFO and later Chairman of the Board of Management of Varta-Bosch Ltd. from 1989 to 1996. Since August 1997, he has served as CFO and as a Member of the Board of Management of o.tel.o communications GmbH & Co. Since January 1999, Mr. Kellinghusen has also served as Chairman of the Advisory Board of Iridium Communications Germany Ltd.

  S.H. KHAN -- Director since October 1994; member of the Related Party Contracts Committee. Mr. Khan has served as Chairman and Managing Director of the Industrial Development Bank of India between December 1993 and June 1998. Prior thereto, from 1966, he served in various positions with the Industrial Development Bank of India, including Managing Director from February 1992 to December 1993 and Executive Director from 1986 to 1992. He also serves as Chairman of the Credit Analysis & Research Ltd., National Securities Depository Ltd. and National Stock Exchange of India Ltd. He is also Director on the Board of Infrastructure Development - Finance Co. Ltd.

  ANATOLY I. KISELEV -- Director since July 1993; member of the Related Party Contracts Committee. Mr. Kiselev has served as Director General of the facility that has produced the Salyut, Almaz and Mir space stations, the Proton rocket, and other spacecraft since 1993. Mr. Kiselev has been employed by Khrunichev, and its predecessor organizations since 1956, including as Khrunichev Enterprise Director from 1975 to 1993.

  JOHN F. MITCHELL -- Director since July 1993; Chairman of the Compensation Committee since July 1993. Mr. Mitchell has served as Vice Chairman of the Board of Motorola since 1988 to 1998, and served as Officer of the Board from 1988 to 1995. Mr. Mitchell now serves as a consultant to Motorola. He was employed by Motorola from 1953 to 1995 and served as President from 1980 to 1986 and as Chief Operating Officer from 1986 to 1988.

  GIUSEPPE MORGANTI -- Director since April 1996; member of the Banking and Financing Committee, the Audit Committee and the Related Party Contracts Committee. Since August 1996, Ing. Morganti has served as Chief Executive Officer and Managing Director of Iridium Italia S.p.A. Ing. Morganti has been with STET (now Telecom Italia) since 1984 in various management positions within the Planning and Strategic Control Department, most recently as the head of the Telecommunications Services Division.

  J. MICHAEL NORRIS -- Director since July 1996; Mr. Norris is a Senior Vice President of Motorola and has been with Motorola for 25 years. He is currently the Senior Vice President and General Manager of the Network Management Group, responsible for all Motorola cellular joint ventures and Iridium gateway operations worldwide. He also sits on the boards of Hutchinson Telephone Company Ltd. (Hong Kong), and Pelephone (Israel).

  YUSAI OKUYAMA -- Director since July 1996; member of the Audit Committee and Related Party Contracts Committee. Mr. Okuyama has been Director of Nippon Iridium Corporation since 1996, has been President of Nippon Iridium (Bermuda) Ltd. since 1997 and has been Chairman of the Board of DDI Corporation since 1998 (was President since 1993). Mr. Okuyama retired from MPT in 1989 as a Deputy Secretary of MPT and served at MPT related enterprise as Chairman of the Board before joining DDI Corporation in 1993.

  MOON SOO PYO -- Director since January 1999; member of the Compensation Committee and Related Party Contracts Committee. Dr. Pyo is Senior Vice President of SK Telecom Co., Ltd.

  JOHN A. RICHARDSON -- Director since March 1998; member of the Banking and Financing Committee, Compensation Committee and the Related Party Contracts Committee. Mr. Richardson has been the Chief Executive Officer of Iridium Africa since January 1998. He previously was Chairman and CEO of Barclays-BZW Asia and prior thereto was CEO of Hutchison Whampoa Ltd. (Hong Kong) from 1979 to 1984.

  THEODORE H. SCHELL -- Director since July 1993; member of the Banking and Financing Committee and the Related Party Contract Committee. Mr. Schell has served as Senior Vice President -- Strategic Planning and Corporate Development at Sprint since 1990. Prior thereto, he served as President and Chief Executive Officer of RealCom Communications Corporation, an IBM subsidiary. Mr. Schell is a Member of Board of Directors Kansas City Board of Trade.

  WILLIAM A. SCHREYER -- Independent Company Director; member of the Banking and Financing Committee and the Related Party Contracts Committee. Mr. Schreyer was appointed Independent Company Director, upon consummation of the IWCL IPO in June 1997. Director or IWCL since June 1997. Mr. Schreyer is Chairman Emeritus of Merrill Lynch & Co., Inc. and has served as Chairman of the Board from April 1985 through June 1993 and as Chief Executive Officer from July 1984 through April 1992. Mr. Schreyer is currently a Director of Callaway Golf Company, Deere & Company, and Schering-Plough Corporation.

  SRIBHUMI SUKHANETR -- Director since July 1993; member of the Banking and Financing Committee, the Compensation Committee and the Related Party Contracts Committee. Since 1992, Mr. Sukhanetr has been the Chairman of United Communication Industry Co., Ltd. ("UCOM") and of Thai Satellite Telecommunications Co., Ltd., a subsidiary of UCOM. Prior thereto, he served as advisor to the Prime Minister's Office in Thailand from February 1991 to September 1992 and as Permanent Secretary to the Ministry of Transport and Communications from 1988 to February 1991.

  TAO-TSUN SUN -- Director since January 1994; member of the Audit Committee and the Related Party Contracts Committee. Mr. Sun has been Executive Director and President of Pacific Electric Wire & Cable Co., Ltd., the parent of Pacific Iridium Telecommunications Corporation, since 1986. Since 1996, he has served as Executive Director of Taiwan Electric Wire & Cable Ind. Assoc. and of Chinese National Federation of Industries, and as Honorary Chairman of the Council for Industry and Commercial Development. He has also served as Chairman of Taiwan Aerospace Corporation since 1994, Executive Director of Walsin Lihwa Corp. and Executive Vice Chairman of Charoong Thai Wire & Cable Co., Ltd. since 1993 and Director of Pacific Construction Co., Ltd. since 1995.

  YOSHIHARU YASUDA -- Director since January 1996; member of the Banking and Financing Committee, the Compensation Committee and the Related Party Contracts Committee. Director of IWCL since December 1996. Mr. Yasuda has been President of Nippon Iridium Corporation since 1996 (was Director since 1995) and has been Vice President of Nippon Iridium (Bermuda) Ltd. since 1997. Mr. Yasuda was Director of DDI Corporation from 1992 to 1995. Prior to joining DDI Corporation, Mr. Yasuda was with the Sanwa Research Institute and the Sanwa Bank Ltd.

  WANG MEI YUE -- Director since October 1995; member of the Compensation Committee and the Related Party Contracts Committee. Dr. Wang has served as Chairman and President of Iridium China (Hong Kong) Ltd. since September 1995, as Chairman and President of China Aerospace International Holdings Ltd., Hong Kong since 1993 and as Chairman of China Southern Telecommunication Co., Ltd. since 1991. From 1988 to 1993 Dr. Wang served as Vice Chairman of the Board at Conic Investment Co. Ltd.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth, as applicable, the compensation paid for the fiscal years ended December 31, 1996, 1997 and 1998 to those persons who were, at December 31, 1998, the Chief Executive Officer of Parent and Iridium and the four next most highly compensated executive officers of Parent and Iridium. Pursuant to limited liability company agreement of Iridium, all officers of Parent are also officers of Iridium. Pursuant to the Management Services Agreement, Iridium is required to provide sufficient funds to Parent to, among other things, satisfy Parent's obligations to its employees. IWCL does not have any salaried employees. All executive officers of IWCL are executive officers of Parent and Iridium, except for the Secretary who is a Bermuda resident, as required under Bermuda law.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM COMPENSATION
                                                                                           ---------------------------

                                                        ANNUAL COMPENSATION
                                            ------------------------------------------
                                                                                             NUMBER OF
                                                                              OTHER         SECURITIES
                                                                             ANNUAL         UNDERLYING      LTIP       ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR       SALARY         BONUS(a)       COMPENSATION     OPTIONS/SARS     PAYOUT   COMPENSATION
---------------------------      ----       ------         --------       ------------     ------------     ------   ------------
Edward F. Staiano ........       1998       $500,000             --       $160,039(b)             --         --       $  5,000(c)
Vice Chairman and Chief          1997       $500,000             --       $187,827           750,000         --       $  4,750
Executive Officer                1996             --             --             --                --         --             --

Robert W. Kinzie..........       1998       $390,080       $100,000             --                --         --       $  9,093(d)
Chairman                         1997       $368,424       $154,560             --            90,000         --       $  8,462
                                 1996       $344,000       $117,669             --            90,000         --       $  7,819

Mauro Sentinelli..........       1998       $500,000             --       $176,357(e)         20,000         --       $  5,000(c)
Executive Vice President -       1997       $208,333             --       $ 20,053            75,000         --       $  4,750
Marketing & Distribution         1996             --             --             --                --         --             --

Leo Mondale ..............       1998       $287,833       $110,000             --            17,500         --       $  5,000(c)
Senior Vice President -          1997       $262,504       $110,000             --            67,500         --       $  4,750
Strategic Planning &             1996       $220,561       $100,000             --            45,000         --       $  4,500
Business Development

F. Thomas Tuttle .........       1998       $257,292       $ 95,000             --            30,000         --       $  5,000(c)
Vice President -                 1997       $222,611       $ 69,086             --                --         --       $  4,750
General Counsel and Secretary    1996       $190,000       $ 36,438             --            30,000         --       $  4,500


------------
(a) Through the fiscal year ending December 31, 1995, Parent maintained the Iridium Long Range Incentive Plan of 1993 (the "Plan"). The Plan was terminated as of December 31, 1995. Final awards for performance in Fiscal Year 1995 were determined by the Compensation Committee of the Parent Board in April 1996. The Iridium Option Plan (described under "-- Option Plan" below) was at that time substituted for the Plan. Under the Long Range Incentive Plan amounts were earned each year and credited to an account established for the participant. Amounts in each account earn interest at 1% over the prime rate until the end of the performance cycle which runs from 1993 through 1998. The amounts in each account will become payable in fiscal year 1999, subject to forfeiture in the event the participant's employment with Iridium is terminated for any reason other than death, disability, retirement or a change from full-time to part-time employment.

(b) This amount includes amounts paid to Dr. Staiano for airplane expenses ($53,663), a salary gross-up to cover taxes incurred ($87,880), apartment ($38,447) and car lease ($7,837).


(c)  Parent matching contributions to 401(k) plan.

(d) This amount includes the value of term life insurance provided to Mr. Kinzie ($4,093) and Parent's matching contribution to 401(k) plan ($5,000).

(e) This amount includes amounts paid to Mr. Sentinelli for personal travel ($19,967), apartment and furniture expenses ($73,591) and a salary gross-up to cover taxes incurred ($82,799).

  On January 2, 1997, Edward F. Staiano became Chief Executive Officer of Parent and Vice Chairman of the Parent Board. Pursuant to the terms of his employment agreement, Dr. Staiano will receive a base salary of $500,000 per year. In addition to base salary, Parent has agreed to provide Dr. Staiano, at its expense, with a car, a furnished apartment in Washington, D.C. and access to a corporate jet aircraft. Parent has agreed to provide reimbursement for any tax liability created as a result of the use of those items. Dr. Staiano was also awarded options to purchase 750,000 shares of class A common stock of IWCL at a price of $13.33 per share. The options vest, pro rata, over a period of five years. Vested options may be exercised at any time after a public offering. Dr. Staiano's options will continue to vest even if his employment is terminated by Iridium, other than for cause, so long as he is not retained or employed by a competitor. Dr. Staiano does not receive an annual bonus or participate in Parent's retirement plans.

OPTION GRANTS

  The following table sets forth the options granted for the fiscal year ended December 31, 1998 for each named executive officer.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS
                     ------------------------------------
                                                                                                  POTENTIAL REALIZABLE VALUE
                       NUMBER OF        PERCENT OF TOTAL                                          AT ASSUMED ANNUAL RATES OF
                      SECURITIES          OPTIONS/SARS                                           STOCK PRICE APPRECIATION FOR
                      UNDERLYING           GRANTED TO         EXERCISE OF                               OPTION TERM(a)
                     OPTIONS/SARS           EMPLOYEES         BASE PRICE         EXPIRATION     -------------------------------
            NAME        GRANTED          IN FISCAL YEAR         ($/sh)              DATE           5%($)                10%($)
-------------------  -------------     -------------------   -------------      ------------    -------------------------------
Edward F. Staiano         --                   --%               $--                --             $--                   $--
Robert W. Kinzie          --                   --                 --                --              --                    --
Mauro Sentinelli         20,000              3.19%            $32.750             1/19/08       $412,000            $1,044,000
Leo Mondale              17,500              2.79%            $32.750             1/19/08       $360,500            $  913,500
F. Thomas Tuttle         30,000              4.78%            $32.750             1/19/08       $618,000            $1,566,000

---------------
(a) This figure is achieved by multiplying the number of Options by the Final Assumed Appreciated Stock Price at the end of the Option Term, and then subtracting the original cost of the Options, which is the number of Options multiplied by the Exercise or Base Price.

YEAR-END OPTION/SAR TABLE

  The following table shows certain information with respect to stock options held as of December 31, 1998 by the named executive officers.

       AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES


                                       SHARES
                                       ACQUIRED
                                       ON                OPTIONS        VALUE             DATE OF        MONTHS
NAME                      YEAR         EXERCISE          GRANTED        REALIZED          OPTION         HELD
----                      ----         --------          -------        --------          ------         ----
Edward F. Staiano         1998               --              --               --            --             --
Robert W. Kinzie          1998               --              --               --            --             --
Mauro Sentinelli          1998           12,500          20,000         $779,688           1/20/98        12
Leo Mondale               1998               --          17,500               --           1/20/98        12
F. Thomas Tuttle          1998               --          30,000               --           1/20/98        12


                                                                     VALUE OF UNEXERCISED
                                       NUMBER OF                        IN-THE-MONEY
                                    UNEXERCISED OPTIONS                OPTIONS/SARS
                                   AT FISCAL YEAR-END(a)            AT FISCAL YEAR-END(b)
                         ---------------------------------------------------------------------
NAME                     EXERCISABLE             UNEXERCISABLE             EXERCISABLE                UNEXERCISABLE
----                     -----------             -------------             -----------                -------------
Edward F. Staiano           287,500                   462,500                11,374,363                $     18,297,888
Robert W. Kinzie             82,500                    97,500                 3,263,948                $      3,857,393
Mauro Sentinelli             13,667                    68,833                   540,708                $      2,723,240
Leo Mondale                  51,958                    78,042                 2,055,614                $      3,087,576
F. Thomas Tuttle             21,000                    39,000                   830,823                $      1,542,957

---------------

(a)    These figures include Options granted before fiscal year 1998.

(b) The closing price of Company Stock on the last day of fiscal year was $39.563 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee of the Parent Board and the Iridium Board determines the compensation of the executive officers of Parent and Iridium consistent with guidelines established by the Parent Board and the Iridium Board. The members of the Compensation Committee for the fiscal year ending December 31, 1998 were Alberto Finol, Richard L. Lesher, George S. Medawar, John
F. Mitchell, Jung L. Mok, Sribhumi Sukhanetr, Wang Mei Yue and Yoshiharu Yasuda. The Compensation Committee was chaired by Mr. Mitchell, formerly an executive officer of Motorola, who continues to serve as Vice Chairman of the Board of Directors of Motorola. Mr. Finol serves as the Deputy Chairman of IWCL. Upon his appointment to the Parent Board and the Iridium Board in January, 1999, Moon Soo Pyo assumed the position on the Compensation Committee formerly held by Dr. Mok, who stepped down from the Boards in January, 1999.

PENSION PLAN


                                                           YEARS OF SERVICE
                           ---------------------------------------------------------------------------------------
COMPENSATION                  15                 20                   25                30                  35
-------------------------  --------           --------             --------          --------            --------
125,000..................  $ 36,964           $ 49,286             $ 61,607          $ 76,929            $ 86,250
150,000..................    45,000             60,000               75,000            90,000             105,000
175,000..................    53,036             70,714               88,393           106,071             123,750
200,000..................    61,071             81,429              101,786           122,143             142,500
225,000..................    69,107             92,143              115,179           138,214             161,250
250,000..................    77,143            102,857              128,571           154,286             180,000
300,000..................    93,214            124,286              155,357           186,429             217,500
400,000..................   125,357            167,143              208,929           250,714             292,500
450,000..................   141,429            188,571              235,714           282,857             330,000
500,000..................   157,500            210,000              262,500           315,000             367,500

  Parent maintains the Parent Pension Plan, or "Pension Plan", for the benefit of its employees. The Pension Plan is a defined benefit plan and is qualified under the provisions of the U.S. Internal Revenue Code related to such plans. Benefits payable under the Pension Plan are computed on the basis of a single life annuity payable at age 65 and are subject to a partial offset by Social Security payments. Compensation taken into account for purposes of computing the benefits payable under the Pension Plan generally includes final average salary, bonuses and qualified salary deferrals. Although the U.S. Internal Revenue Code of 1986, as amended, limits the amount of covered compensation under the Pension Plan to $150,000 subject to adjustment, or the "Compensation Cap", the table above also reflects benefits payable under a supplemental retirement income plan, or the "Supplemental Plan", established by Parent for the benefit of employees whose compensation exceeds the Compensation Cap or whose benefit would be limited by Section 415 of the U.S. Internal Revenue Code. Benefits under the Supplemental Plan are calculated in the same manner as the Pension Plan. Under the Supplemental Plan, Parent will pay the employee an amount which together with the amounts due under the Pension Plan will equal what the employee would have received under the Pension Plan if the Compensation Cap was not in effect. Mr. Staiano has two years of credited service; Mr. Kinzie has seven years of credited service; Mr. Sentinelli has one year of credited service; Mr. Mondale has eight years of credit service; and Mr. Tuttle has five years of credited service. Messrs. Kinzie, Mondale and Tuttle participate in the Pension Plan but do not participate in the Supplemental Plan.

  Parent maintains a supplementary retirement plan for selected senior officers. The plan provides for an annual income, normally beginning at age 60, equal to the larger of (i) 40% of the participant's compensation (salary plus an adjustment for bonuses) at retirement or (ii) the annual benefit calculated using the formula under the Supplemental Plan, in either case reduced by any amount payable under the Pension Plan. Regardless of which formula is used, the total retirement income cannot exceed 70% of an individual's retiring salary. At retirement a participant receives an annuity purchased by Iridium from an insurance company sufficient to make the payments required. Parent also pays to the participant or to the proper taxing authorities an amount sufficient to pay the income taxes arising from the purchase of the annuity for the participant. A participant also has the option of receiving a lump sum equal to the purchase price of the annuity. As with the annuity Parent pays the income taxes arising from the payment of the lump sum.

EMPLOYMENT ARRANGEMENTS

  On January 2, 1997, Edward F. Staiano became Chief Executive Officer and Vice Chairman of the Parent Board. Pursuant to the terms of his employment agreement, Dr. Staiano will receive a base salary of $500,000 per year. In addition to base salary, Parent has agreed to provide Dr. Staiano, at its expense, with a car, a furnished apartment in Washington, D.C. and access to a corporate jet aircraft. Parent has agreed to provide reimbursement for any tax liability created as a result of the use of those items. Dr. Staiano was also awarded options to purchase 750,000 class 1 interests of Iridium at a price of $13.33 per interest. The options vest, pro rata, over a period of five years. Vested options may be exercised at any time after a public offering. Generally, Dr. Staiano's options are subject to all of the provisions of the Option Plan (described under "-- Option Plan" below) except that Dr. Staiano's options will continue to vest even if his employment is terminated by Parent, other than for cause, so long as he is not retained or employed by a competitor. Dr. Staiano does not receive an annual bonus or participate in Parent's pension plans.

OPTION PLAN

  Parent has established a plan under which executive officers and managers of Parent are awarded options to purchase class A common stock, or the "Option Plan". The Option Plan covers 5,625,000 shares of class A common stock. The Option Plan also permits the award of stock appreciation rights in connection with any grant of options. As of March 1, 1999, options covering 3,615,538 shares of class A common stock had been granted. Options to purchase 1,018,144 shares of class A common stock were vested at March 1, 1999. As of that date no stock appreciation awards had been granted. This amount of outstanding options includes the options issued to Dr. Staiano when he joined Iridium. If an award under the Option Plan expires, or is terminated, surrendered or canceled, the shares of class A common stock subject to such award are added to the number of shares of class A common stock available for awards under the Option Plan. Under the Option Plan, option awards are made from time to time by the Compensation Committee of the Parent Board.

  The right to exercise the options vests, pro rata, over a period of five years, however, all options and stock appreciation rights become immediately vested on a Change in Control (as defined in the Option Plan) and in the event of a Change in Control, Parent is required to purchase each outstanding option and stock appreciation right for an immediate lump sum payment equal to the difference between (i) the higher of (x) the fair market value of a share of class A common stock immediately prior to payment or (y) the highest price actually paid in connection with the Change in Control, and (ii) the exercise price. A "Change in Control" is defined in the Option Plan as a sale by one or more holders of 50% or more of the outstanding class 1 interests, other than in connection with a Public Offering (as defined), to third parties who are not holders of class 1 interests or affiliated with holders of class 1 interests and following which the members of the Parent prior to the sale cease to constitute a majority of the Parent Board.

  The plan was established in April 1996. Except for Dr. Staiano, under the Option Plan, a participant whose employment is terminated by Parent forfeits any unvested options. There are exceptions for death, retirement and certain other situations. Dr. Staiano's options will continue to vest even if his employment is terminated by Parent, other than for cause, so long as he is not retained or employed by a competitor.

  IWCL has agreed that upon the exercise of any options, it will issue to Parent, for delivery to an exercising option holder, the number of shares of class A common stock covered by the exercised options and Parent has agreed to simultaneously deliver to IWCL a like number of class 1 interests, subject to anti-dilution adjustments. The exercise price of the option will be paid to Parent and will represent payment for the class A common stock by the exercising option holder and for the class 1 interests by IWCL.

SUBSIDIARIES OF IRIDIUM

  Iridium has six subsidiaries: Iridium Capital Corporation ("Capital"), Iridium Roaming LLC ("Roaming"), Iridium IP LLC ("IP"), Iridium Facilities Corporation ("Facilities"), Iridium (Potomac) LLC ("Potomac") and Iridium Canada Facilities Inc. ("Canada Facilities"). Each of Roaming, IP and Potomac is a Delaware limited liability company, of which Iridium is the only member. Each of Capital and Facilities is a Delaware corporation and is a wholly-owned subsidiary of Iridium. Canada Facilities is a New Brunswick, Canada corporation and a wholly-owned foreign subsidiary of Iridium. Pursuant to the limited liability company agreement relating to each of Roaming, IP and Potomac, the power and authority to manage and conduct the business and affairs of such company is vested in Iridium, acting through certain of the officers and directors of Iridium listed above. Each of the directors and officers of Capital, Facilities and Canada Facilities is an officer of Iridium.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

IRIDIUM WORLD COMMUNICATIONS LTD.

  There are no persons known by IWCL to own beneficially more than five percent of its class A common stock as of March 1, 1999. The following table sets forth certain information regarding beneficial ownership of IWCL's class A common stock as of March 1, 1999 by the Directors and nominees, the named executive officers, or "NEOs", in the Summary Compensation Table and all Directors, nominees and officers as a group.

                                                                          AMOUNT AND NATURE
                                                                            OF BENEFICIAL                    PERCENT OF
                     NAME OF INDIVIDUAL                                    OWNERSHIP(1)(2)                    CLASS(1)
----------------------------------------------------------                ------------------                -------------
Robert W. Kinzie..........................................                    108,382(3)                         *
Edward F. Staiano.........................................                    387,400                         1.93%
Mauro Sentinelli..........................................                     29,939                            *
Leo Mondale...............................................                     65,625                            *
F. Thomas Tuttle..........................................                     27,500                            *
Alberto Finol.............................................                    127,900(4)                         *
Richard L. Lesher.........................................                      9,367                            *
William A. Schreyer.......................................                     10,367                            *
Yoshiharu Yasuda..........................................                      2,000                            *
All Directors of IWCL and Executive
Officers of  IWCL and Parent as a Group                                       768,480                         3.80%

---------------
*  Represents holdings of less than one percent.

(1) Includes shares which, as of March 1, 1999, may be acquired within sixty days pursuant to the exercise of options (which shares are treated as outstanding for the purposes of determining beneficial ownership and computing the percentage set forth).

(2) Except as noted, all shares are owned directly with sole investment and voting power.

(3) Includes 1,500 shares owned by Mr. Kinzie's wife, as to which Mr. Kinzie disclaims beneficial ownership.

(4) Includes 122,900 shares owned by Mr. Finol's holding company and 5,000 shares owned by Mr. Finol's wife. Mr. Finol disclaims beneficial ownership of the shares owned by his wife.

PARENT

  Iridium is wholly-owned subsidiary of Parent. The following table sets forth certain information regarding beneficial ownership of Parent's class 1 interests as of March 1, 1999 (i) by each person known by Parent to own beneficially more than five percent of its class 1 interests and (ii) by all of Iridium's executive officers and directors of Parent and Iridium (named in the table under "Management" above) as a group.

                                                                                   AMOUNT AND NATURE
                                                                                     OF BENEFICIAL                   PERCENT OF
                 NAME AND ADDRESS OF BENEFICIAL OWNER                                OWNERSHIP(1)                     CLASS(1)
-------------------------------------------------------------------      ---------------------------------      -----------------
Motorola, Inc.(2)..................................................                   38,914,138                        25.45%
1303 East Algonquin Rd.
Schaumburg, IL 60196

Nippon Iridium (Bermuda) Limited(3)................................                   15,750,000                       10.57%
c/o NIPPON IRIDIUM CORPORATION
Ichibancho FS Building 8
Ichibancho Chiyoda-ku
Tokyo 102 Japan

Vebacom Holdings, Inc.(4)..........................................                   12,427,875                        8.34%
c/o o.tel.o communications GmbH & Co.
Am Bonneshof 35
D-40474 Dusseldorf Germany

All Directors and Executive Officers as a
Group(5)...........................................................                       0                               0


(1) Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to the class 1 interests. Class 1 interests subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Form 10-K are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(2) The class 1 interests beneficially owned by Motorola include 24,477,000 class 1 interests held directly by Motorola and 3,937,138 class 1 interests issuable under a warrant to purchase series M class 2 interests in Iridium which would be convertible into class 1 interests equal to 2.5% of the fully diluted number of class 1 interests outstanding at the time of exercise. The remaining class 1 interests shown in the table as being beneficially owned by Motorola consists of 5,250,000 class 1 interests held by Iridium Canada (33.3% of which is owned by a subsidiary of Motorola) and 5,250,000 class 1 interests held by Iridium India Telecom (20% of which is owned by a subsidiary of Motorola). Although Motorola does not have the right to vote or dispose of the class 1 interests held by these companies, it may be deemed to beneficially own these interests because these companies cannot dispose of their class 1 interests without the consent of the applicable Motorola subsidiary. The beneficial ownership of Motorola does not include class 1 interests issuable under warrants to which Motorola will become entitled as a result of its guarantee of borrowings by Iridium or class 1 interests that may be issued pursuant to the Reserve Capital Call.

(3) Nippon Iridium (Bermuda) Limited is a wholly-owned subsidiary of Nippon Iridium Corporation, which is a consortium formed by DDI Corporation.

(4) Vebacom Holdings, Inc. is a wholly-owned subsidiary of o.tel.o communications GmbH & Co., which is owned by VEBA Telecom GmbH and Lehman Brothers Bankhaus Aktiengesellschaft (as a fiduciary).

(5) No directors or executive officers of Parent own class 1 interests. As of March 1, 1999, the IWCL directors and the executive officers of IWCL and Parent owned an aggregate of 707,855 shares of class A common stock and IWCL owned 707,855 class 1 interests in respect of such class A common stock. Up to 5,625,000 shares of class A common stock may be issued pursuant to the Option Plan. As of March 1, 1999, options covering an aggregate of 3,615,538 shares of class A common stock had been granted under the Option Plan. Options to purchase 1,018,144 shares of class A common stock were vested at March 1, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MOTOROLA RELATED MATTERS

  Motorola is one of the world's leading providers of electronic equipment, systems, components and services. Its products include two-way radios, pagers, cellular telephones and systems, semiconductors, defense and aerospace electronics, automotive and industrial electronics and data communications and information processing equipment.

  Motorola created and developed the concept of the Iridium System and Iridium's initial technical and business plans. Motorola is a founding investor, has been allocated gateway service territories, shares a gateway service territory and has additional interests in other entities which have been allocated gateway service territories. Motorola is Iridium's largest holder of class 1 interests. The directors and officers of Iridium include numerous current and former Motorola employees. Motorola is also Iridium's principal supplier through the space system contract, the O&M contract and the terrestrial network development contract.

Motorola MOU and Motorola ARG

  Under the Motorola MOU, Motorola has agreed to provide various guarantees, deferral rights and other credit support to Iridium, and Iridium has agreed that it will compensate Motorola for Motorola exposure with cash interest and equity pursuant to the Motorola ARG. Iridium has also agreed under the Motorola MOU that it (i) will use its best efforts to reduce the Motorola exposure to no more than $275 million by the earliest possible date, (ii) will not have more than certain amounts of indebtedness outstanding, (iii) will not make certain acquisitions without Motorola's consent and (iv) will provide Motorola with the right (in addition to Motorola's rights to representation based on its holdings of class 1 interests) to appoint one additional director to the Board of Directors of Iridium any time the Motorola exposure exceeds $275 million and the right to appoint a second additional director to the Board of Directors of Iridium any time the Motorola exposure exceeds $750 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Sources of Funding" above.

Motorola Conflicts of Interest

  Motorola has and may have various conflicts of interest with Iridium and with other members of Iridium. See Exhibit 99, "Risk Factors -- Conflicts of Interest with Motorola". Motorola is the principal supplier to Iridium as well as the actual or prospective supplier and licensor to gateway owners and operators, service providers, subscriber equipment manufacturers and individual subscribers. See Exhibit 99, "Risk Factors -- Reliance on Motorola, Gateway Owners and Other Third Parties". Motorola has asserted and may assert positions on the space system contract, O&M contract, the terrestrial network development contract, the Motorola MOU and the Motorola ARG that are contrary to those asserted by Iridium. To help ameliorate these conflicts under the space system contract, the O&M contract and the terrestrial network development contract, Iridium maintains a Related Party Contracts Committee of the Iridium Board of Directors which consists of all Board members other than any Board members who are directors, officers, employees or persons nominated to serve on the Board of Directors by Motorola (so long as Motorola is a party to the space system contract, the O&M contract or the terrestrial network development contract), Lockheed Martin or Raytheon (so long as Lockheed Martin or Raytheon, as the case may be, are subcontractors to Motorola under the space system contract or the O&M contract). The Related Party Contracts Committee has authority to review and monitor the space system contract, the O&M contract and the terrestrial network development contract and, as it deems appropriate, cause Iridium to enforce its rights thereunder and propose amendments and waivers to these contracts. Iridium's payment obligations under these contracts have comprised, and are expected to compromise, most of Iridium's expenses.

  Motorola has been involved in the manufacture of components for satellites for over thirty years. Motorola has informed Iridium that it has under consideration future space-based data and communications systems and ventures. Motorola has also informed Iridium that Motorola may decide to undertake further development of one or more such systems or ventures but no decision has been made as to whether Iridium would be a participant in any such system or venture. It is possible that any such system could be competitive to some degree with the Iridium System. Motorola has agreed in the space system contract that, without Iridium's consent, it will not produce for itself or others a similar satellite-based space system or a global communication system for commercial use prior to the earlier of July 31, 2003 or the termination date of the space system contract. Motorola has applied to the Federal Communications Commission for licenses to construct, launch and operate satellite-based systems designed to provide fixed-broadband, fixed-data transmissions.

Other Matters

  Iridium Services Deutschland, a wholly-owned subsidiary of o.tel.o communications GmbH & Co., the parent of Vebacom Holdings, Inc., a holder of approximately 8.34% of the class 1 interests, was allocated a gateway service territory consisting of several countries in or near Europe. Nippon Iridium Corporation, an affiliate of Nippon Iridium (Bermuda) Corporation, a holder of approximately 11.2% of the class 1 interests, was allocated the Japan gateway service territory. Each of o.tel.o communications GmbH & Co. and Nippon Iridium Corporation have entered into a Gateway Authorization Agreement, pursuant to which they, or their affiliates, will operate their respective gateway service territory and provide gateway services. In addition, o.tel.o communications GmbH & Co. and Nippon Iridium Corporation will serve as service providers to their respective gateway territory and, as such, will be entitled to payments associated with sales of Iridium's services.

  Certain of the directors of IWCL are, or have been within the past year, executive officers of suppliers of Iridium. In addition, certain of the directors of Iridium are executive officers of gateway owners and service providers. See Exhibit 99, "Management of Iridium and IWCL" and Exhibit 99, "Risk Factors -- Conflicts of Interest with Gateway Owners."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following are filed as a part of this Report on Form 10-K:

  1. The following financial statements are included at the indicated page in this Report.


                                                                          PAGE
                                                                          ----

Index to Financial Statements...............................              F-1

IRIDIUM WORLD COMMUNICATIONS LTD.
       Independent Auditors' Report.........................              F-2
       Balance Sheets.......................................              F-3
       Statements of Loss...................................              F-4
       Statements of Stockholders' Equity...................              F-5
       Statements of Cash Flows.............................              F-6
       Notes to Financial Statements........................              F-7

IRIDIUM LLC
       Independent Auditors' Report.........................              F-11
       Consolidated Balance Sheets..........................              F-12
       Consolidated Statements of Loss......................              F-13
       Consolidated Statements of Members'
           Equity (Deficit).................................              F-14
       Consolidated Statements of Cash Flows                              F-16
       Notes to Consolidated Financial
           Statement........................................              F-17

IRIDIUM OPERATING LLC
       Independent Auditors' Report.........................              F-34
       Consolidated Balance Sheets..........................              F-35
       Consolidated Statements of Loss......................              F-36
       Consolidated Statements of Member's
           Equity (Deficit).................................              F-37
       Consolidated Statements of Cash Flows                              F-38
       Notes to Consolidated Financial
           Statements.......................................              F-39


  2. The following additional financial data are transmitted with this Report and should be read in conjunction with the Consolidated Financial Statements and Financial Statements in this Report. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

                                                                                  PAGE
                                                                                  ----
Independent Auditors' Report on
   Consolidated Financial
   Statement Schedule.............................................            S-1
Schedule 1 -- Condensed Financial
   Information of
   Iridium LLC....................................................            S-2


  3. Exhibits

       A list of the exhibits included as part of this Report on Form 10-K is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by reference.

  (b) Reports on Form 8-K

Iridium World Communications Ltd., Iridium LLC, Iridium Operating LLC, Iridium Capital Corporation, Iridium IP LLC, Iridium Roaming LLC and Iridium Facilities Corporation filed a Current Report on Form 8-K, or "8-K", on September 10, 1998 reporting the introduction of the Iridium System to a select number of subscribers worldwide beginning on September 23, 1998 with full commercial service expected to follow on November 1, 1998.

Iridium World Communications Ltd., Iridium LLC, Iridium Operating LLC, Iridium Capital Corporation, Iridium IP LLC, Iridium Roaming LLC and Iridium Facilities Corporation filed an 8-K on November 4, 1998 reporting that on October 28, 1998 and November 1, 1998, Iridium LLC issued press releases. The October 28 release announced third quarter progress which included the successful launch of seven additional satellites aboard two launch vehicles and the advancement of its technical, infrastructure, licensing, marketing and distribution activities. The November 1 press release reported that Iridium LLC announced that the world's first hand-held, global satellite phone and paging system is commercially available to customers.

Iridium LLC, Iridium Operating LLC, Iridium World Communications Ltd., Iridium Capital Corporation, Iridium IP LLC, Iridium Roaming LLC and Iridium Facilities Corporation filed an 8-K on December 30, 1998 reporting that Iridium LLC and Iridium Aero Acquisition Sub, Inc. entered into a Stock Purchase Agreement with AT&T Wireless Services, Inc. and Rogers Cantel Inc. to acquire all of the outstanding capital stock of Claircom Communications Group, Inc. for an estimated aggregate price of approximately $65 million. Such form 8-K also reported that the transition from a development stage company into an operating company had begun and, as a result, Iridium Operating LLC had closed three new bank credit facilities that provide for an aggregate of up to approximately $1.55 billion of borrowings.

Iridium World Communications Ltd., Iridium LLC, Iridium Operating LLC, Iridium Capital Corporation, Iridium IP LLC, Iridium Roaming LLC and Iridium Facilities Corporation filed an 8-K on January 27, 1999 reporting a press release announcing revenues for the fourth quarter.

Iridium World Communications Ltd., Iridium LLC, Iridium Operating LLC, Iridium Capital Corporation, Iridium IP LLC, Iridium Roaming LLC, and Iridium Facilities Corporation filed an 8-K on March 3, 1999 reporting a press release issued by Iridium LLC in response to inquires regarding the company's financial arrangements due to a delay in subscriber ramp-up caused by distribution problems.

Iridium World Communications Ltd., Iridium LLC, Iridium Operating LLC, Iridium Capital Corporation, Iridium IP LLC, Iridium Roaming LLC, and Iridium Facilities Corporation filed an 8-K on March 29, 1999 reporting press releases issued by Iridium LLC announcing that (i) Iridium Operating LLC had requested and received a waiver of compliance with the March 31, 1999 revenue and subscriber covenants under its secured bank facility and (ii) Roy Grant, CFO of Iridium World Communications Ltd., Iridium LLC, Iridium Operating LLC and Iridium Capital Corporation will resign from the registrants effective April 16, 1999.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
IRIDIUM WORLD COMMUNICATIONS LTD.
       Independent Auditors' Report.............................           F-2
       Balance Sheets...........................................           F-3
       Statements of Loss.......................................           F-4
       Statements of Stockholders' Equity.......................           F-5
       Statements of Cash Flows.................................           F-6
       Notes to Financial Statements............................           F-7

IRIDIUM LLC
       Independent Auditors' Report.............................           F-11
       Consolidated Balance Sheets..............................           F-12
       Consolidated Statements of Loss..........................           F-13
       Consolidated Statements of Members'
           Equity (Deficit).....................................           F-14
       Consolidated Statements of Cash Flows....................           F-16
       Notes to Consolidated Financial
           Statements...........................................           F-17

IRIDIUM OPERATING LLC
       Independent Auditors' Report.............................           F-34
       Consolidated Balance Sheets..............................           F-35
       Consolidated Statements of Loss..........................           F-36
       Consolidated Statements of Member's
           Equity (Deficit).....................................           F-37
       Consolidated Statements of Cash Flows....................           F-38
       Notes to Consolidated Financial
           Statements...........................................           F-39

IRIDIUM LLC
       Independent Auditors' Report.............................           S-1
       Schedule 1 - Condensed Financial
           Information of Iridium LLC...........................           S-2

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Iridium World Communications Ltd.:

    We have audited the accompanying balance sheets of Iridium World Communications Ltd. as of December 31, 1997 and 1998, and the related statements of loss, stockholders' equity, and cash flows for the period December 12, 1996 (inception) through December 31, 1996 and for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iridium World Communications Ltd. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the period December 12, 1996 (inception) through December 31, 1996, and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.


                                                                        KPMG LLP


McLean, Virginia
January 14, 1999, except as to note 6
 which is as of January 21, 1999

                        IRIDIUM WORLD COMMUNICATIONS LTD.

                                 BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                   DECEMBER 31,
                                                          -------------------------------
                                                               1997           1998
                                                          -------------------------------

ASSETS
Cash.................................................        $     --      $      --
Investment in Iridium LLC............................         223,922        119,702
                                                             --------      ---------
          Total assets...............................        $223,922      $ 119,702
                                                             ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities..........................................        $     --      $      --
Stockholders' equity:
  Class A Common stock, voting, par value
     $0.01; 50,000,000 shares authorized;
     12,003,262 and 12,180,648 issued and
     outstanding.....................................             120            122
  Class B Common stock, non-voting, par
     value $0.01; 2,500,000 shares
     authorized; none and 20,625 issued
     and outstanding.................................              --             --
  Additional paid-in capital.........................         242,636        246,053
  Accumulated deficit................................         (18,834)      (126,473)
                                                             --------      ---------
   Total stockholders' equity........................         223,922        119,702
                                                             --------      ---------
          Total liabilities and stockholders' equity         $223,922      $ 119,702
                                                             ========      =========

  The accompanying notes are an integral part of these financial statements.

                        IRIDIUM WORLD COMMUNICATIONS LTD.

                               STATEMENTS OF LOSS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                     PERIOD FROM
                                                   DECEMBER 12, 1996     YEAR ENDED       YEAR ENDED
                                                    (INCEPTION) TO       DECEMBER 31,     DECEMBER 31,
                                                   DECEMBER 31, 1996        1997             1998
                                                 ---------------------  --------------    ------------
Equity in loss of Iridium LLC..................            $    --        $   18,834         $107,639
                                                           -------        ----------         --------
Loss before income taxes.......................                 --            18,834          107,639
Income taxes...................................                 --                --               --
                                                           -------        ----------         --------
Net loss.......................................            $    --        $   18,834         $107,639
                                                           =======        ==========         ========
Net loss per Class A Common share -- basic and
   diluted.....................................            $    --        $     2.79         $   8.91
                                                           -------        ----------         --------
Weighted average shares used in computing net
   loss per Class A Common share -- basic and
   diluted.....................................                 --         6,739,726       12,083,261
                                                           =======        ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                        IRIDIUM WORLD COMMUNICATIONS LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                    CLASS A                    CLASS B
                                                  COMMON STOCK              COMMON STOCK
                                             ---------------------     ----------------------
                                               SHARES      AMOUNT       SHARES       AMOUNT
                                             ----------   --------     --------      --------
Inception, December 12, 1996..............           --     $   --           --       $    --
Class A Common Stock
  subscribed..............................    1,200,000         12           --            --
                                             ----------     ------       ------       -------
BALANCE, December 31,
  1996....................................    1,200,000         12           --            --
Retire subscribed Class A
  Common Stock............................   (1,200,000)       (12)          --            --
Equity offering...........................   12,000,000        120           --            --
Warrants issued in conjunction
  with Iridium LLC Series A
  Senior Notes............................           --         --           --            --
Exercise of stock options.................        3,262         --           --            --
Net loss..................................           --         --           --            --
                                             ----------     ------       ------       -------
BALANCE, December 31,
  1997....................................   12,003,262        120           --            --
Class B Common Stock issued...............           --         --       20,625            --
Warrants exercised in
  conjunction with Iridium LLC
  Series A Senior Notes...................       98,800          1           --            --
Exercise of stock options.................       78,586          1           --            --
Net loss..................................           --         --           --            --
                                             ----------     ------       ------       -------
BALANCE, December 31,
  1998....................................   12,180,648     $  122       20,625       $    --
                                             ==========     ======       ======       =======

                                               ADDITIONAL
                                                PAID-IN     SUBSCRIPTION       ACCUMULATED
                                                CAPITAL       RECEIVABLE          DEFICIT             TOTAL
                                             -------------   ------------     ----------------    ------------
Inception, December 12, 1996..............     $      --       $     --          $      --         $      --
Class A Common Stock
  subscribed..............................            --            (12)                --                --
                                               ---------       --------         ----------         ---------
BALANCE, December 31,
  1996....................................            --            (12)                --                --
Retire subscribed Class A
  Common Stock............................            --             12                 --                --
Equity offering...........................       225,480             --                 --           225,600
Warrants issued in conjunction
  with Iridium LLC Series A
  Senior Notes............................        17,113             --                 --            17,113
Exercise of stock options.................            43             --                 --                43
Net loss..................................            --             --            (18,834)          (18,834)
                                               ---------       --------         -----------        ---------
BALANCE, December 31,
  1997....................................       242,636             --            (18,834)          223,922
Class B Common Stock issued...............           275             --                 --               275
Warrants exercised in
  conjunction with Iridium LLC
  Series A Senior Notes...................         2,064             --                 --             2,065
Exercise of stock options.................         1,078             --                 --             1,079
Net loss..................................            --             --           (107,639)         (107,639)
                                               ---------       --------         ----------         ---------
BALANCE, December 31,
  1998....................................      $246,053        $    --          $(126,473)         $119,702
                                               =========       ========         ==========         =========

  The accompanying notes are an integral part of these financial statements.

                        IRIDIUM WORLD COMMUNICATIONS LTD.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  PERIOD FROM
                                                               DECEMBER 12, 1996
                                                                (INCEPTION) TO           YEAR ENDED            YEAR ENDED
                                                               DECEMBER 31, 1996     DECEMBER 31, 1997      DECEMBER 31, 1998
                                                             ---------------------  -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................        $        --           $ (18,834)                $(107,639)
  Adjustments to reconcile net loss to net cash used
     in operating activities -
     Equity in loss of Iridium LLC........................                 --              18,834                   107,639
                                                                  -----------           ---------                 ---------
          Net cash used in operating activities...........                 --                  --                        --
                                                                  -----------           ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
  Investments in Iridium LLC..............................                 --            (242,756)                  (3,419)
                                                                  -----------           ---------                 ---------
          Net cash used in investing activities...........                 --            (242,756)                  (3,419)
                                                                  -----------           ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from equity offering.......................                 --             225,600                        --
  Proceeds from issuance of Class B Common Stock..........                 --                  --                       275
  Proceeds from warrants issued in conjunction with
       Iridium LLC, Series A Senior Notes.................                 --              17,113                        --
  Proceeds from warrants exercised in conjunction
      With Iridium LLC Series A Senior Notes..............                 --                  --                     2,065
  Proceeds from Class A Common Stock subscribed...........                 --                  12                        --
  Retirement and cancellation of Class A Common
      Stock...............................................                 --                 (12)                       --
  Proceeds from exercise of stock options.................                 --                  43                     1,079
                                                                  -----------           ---------                 ---------
          Net cash provided by financing activities.......                 --             242,756                     3,419
                                                                  -----------           ---------                 ---------
Increase in cash..........................................                 --                  --                        --

CASH, beginning of period.................................                 --                  --                        --
                                                                  -----------           ---------                 ---------
CASH, end of period.......................................        $        --           $      --                 $      --
                                                                  ===========           =========                 =========

  The accompanying notes are an integral part of these financial statements.

                        IRIDIUM WORLD COMMUNICATIONS LTD.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

    Iridium World Communications Ltd. ("IWCL") was incorporated under the laws of Bermuda on December 12, 1996. At inception, IWCL was wholly owned by Iridium LLC, a limited liability company. In June 1997, IWCL registered with the Securities and Exchange Commission a total of 13,800,000 shares of its Class A Common Stock ("Class A Common Stock") for sale in an initial public offering (the "Offering"), and on June 13, 1997 IWCL consummated the Offering and issued 12,000,000 shares of Class A Common Stock. Pursuant to the 1997 Subscription Agreement between IWCL and Iridium LLC, approximately $225 million in net proceeds from the Offering were invested in Class 1 Membership Interests of Iridium LLC ("Class 1 Interests"), at which time the outstanding shares of Class A Common Stock held by Iridium LLC were retired, and IWCL became a member of Iridium LLC.

    Iridium LLC, through its wholly-owned subsidiary Iridium Operating LLC ("Iridium"), a Delaware limited liability company, is currently transitioning from a development stage limited liability company to an operating limited liability company.

    IWCL's sole asset is its investment in Iridium LLC. At December 31, 1997 and 1998, IWCL's investment was approximately 8.5% and 8.6%, respectively, of the total outstanding Class I Membership Interests in Iridium LLC.

2.  SIGNIFICANT ACCOUNTING POLICIES

Investment in Iridium LLC

    The investment in Iridium LLC is accounted for using the equity method. In accordance with the equity method of accounting, IWCL's carrying amount of the investment in an affiliate is initially recorded at cost and is increased to reflect its share of the affiliate's income and is reduced to reflect its share of the affiliate's losses each period since the initial investment.

    IWCL has no activities other than its investment in, and participation in the management of, Iridium LLC. Accordingly, IWCL is also subject to the risks and uncertainties that Iridium LLC faces, which include, but are not limited to those discussed below: Iridium LLC has a highly leveraged capital structure and, as a result, will be required to satisfy substantial periodic cash debt service obligations in the future and may be constrained by the covenants in its bank facilities and debt securities. Iridium LLC, currently transitioning from a development stage limited liability company to an operating limited liability company, has not generated substantial revenues or positive cash flows from operations, and accordingly, there can be no assurance that Iridium LLC will be able to generate sufficient cash flow or otherwise obtain funds to cover principal and interest payments associated with currently outstanding and future debt and other obligations.

    Iridium LLC's continuing operations are expected to require substantial capital expenditures, and its ability to fund these expenditures will be dependent upon its ability to generate substantial revenues and raise additional financing. Iridium LLC's existing credit agreements and debt securities constrain its ability to raise additional financing. Failure to generate revenues or otherwise raise sufficient capital could have a material adverse effect on Iridium LLC's business, results of operations, and financial condition, and the recoverability of IWCL's investment in Iridium LLC.

    At December 31, 1997, Iridium LLC had total assets, total liabilities and total members' equity of $3,646,000,000, $2,011,000,000 and $1,635,000,000, respectively. At December 31, 1998, Iridium LLC had total assets, total liabilities and total members' equity of approximately $3,739,000,000, $3,262,000,000 and $477,000,000, respectively. Iridium LLC reported a net loss of $73,598,000, $293,553,000, and $1,252,801,000, for the years ended December
31, 1996, 1997 and 1998, respectively.

Management Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Income Taxes

    IWCL recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

3.  STOCKHOLDERS' EQUITY

    On July 16,1997, Iridium LLC and Iridium Capital Corporation, a wholly owned subsidiary of Iridium, completed an offering (the "High Yield Offering") of (i) 300,000 units, each consisting of $1,000 principal amount of Iridium LLC 13% Senior Notes due 2005, Series A ("Series A Notes"), and one IWCL Warrant, representing the right to purchase 5.2 shares of Class A Common Stock of IWCL and (ii) $500 million aggregate principal amount of Iridium LLC 14% Senior Notes due 2005, Series B ("Series B Notes"). Iridium was subsequently substituted for Iridium LLC as obligor under the Series A Notes and the Series B Notes. The Series A Notes and Series B Notes are guaranteed by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation, also wholly-owned subsidiaries of Iridium. IWCL is not an obligor or guarantor of the Series A Notes or Series B Notes. The IWCL Warrants represent, in aggregate, the right to purchase 1,560,000 shares of Class A Common Stock of IWCL. Approximately $17,113,000 of the proceeds of the High Yield Offering were allocated to the fair value of the purchase price of the IWCL Warrants. The exercise price of each IWCL Warrant is $20.90 per share. The IWCL Warrants are exercisable at anytime on or after one year from the date of original issuance and expire on July 15, 2005. Concurrent with the issuance of the IWCL Warrants in the High Yield Offering, Iridium LLC issued to IWCL 1,560,000 LLC Interest Warrants, each exercisable for one Iridium LLC Class 1 Interest at an exercise price of $20.90 per LLC Interest Warrant. IWCL and Iridium LLC have agreed that IWCL will exercise one LLC Interest Warrant upon the exercise of each IWCL Warrant. During 1998, 98,800 warrants were exercised.

Exchange Rights of Iridium LLC Members

    Concurrent with the Offering, IWCL and Iridium LLC executed an Interest Exchange Agreement that conditionally permits holders of Class 1 Interests in Iridium LLC to exchange those interests, subject to the restrictions on transfer in the Iridium LLC Limited Liability Agreement, for shares of Class A Common Stock in IWCL at a ratio of one share of Class A Common Stock for each Iridium LLC Class 1 Interest, subject to anti-dilution adjustments. Under the Interest Exchange Agreement, no exchanges of Iridium LLC Class 1 Interests are permitted until 90 days after Iridium LLC has achieved one full quarter of positive earnings before interest, taxes, depreciation and amortization. In addition, no exchange shall take place unless approved pursuant to authorization of Directors representing at least 66 2/3% of the Iridium LLC Board of Directors.

Global Ownership Program

    IWCL and Iridium LLC have commenced a Global Ownership Program which is designed to offer up to an aggregate of 2,500,000 shares of IWCL's Class B Common Stock at a purchase price of $13.33 per share to certain governmental telecommunication administrations and related entities as part of a comprehensive program to enhance market access, improve the competitive standing of the Iridium System and achieve appropriate regulatory approvals. At the time of issuance, purchasers of Class B Common Stock will be required to pay only an amount equal to the per share par value of the Class B Common Stock; $.01 per share. The balance of the purchase price will be payable through the withholding of dividends, if any, which would otherwise be payable on the shares of Class B Common Stock. A holder of Class B Common Stock may elect to pay the purchase price in cash at any time. Class B Common Stock is convertible to Class A Common Stock on a one-for-one basis, subject to anti-dilution adjustments, once certain conditions are met, including full payment for the shares and expiration of a minimum holding period. The proceeds generated from each sale of Class B Common Stock will be used to purchase Class 1 Interests in Iridium LLC. The payment terms with respect to such Iridium LLC Class 1 Interests will mirror the payment terms on the Class B Common Stock. During 1998, 20,625 shares of Class B Common Stock were issued under this program. These shares had a fair market value of $692,000 at the date of issuance.

Share Issuance Agreement

    IWCL and Iridium LLC have also executed a Share Issuance Agreement which provides that all net proceeds from primary offerings of securities by IWCL will be invested in Class 1 Interests of Iridium LLC.

Voting Rights

    The holders of Class A Common Stock are entitled to one vote per share. The holders of Class B Common Stock have no voting rights, except as required by Bermuda law in connection with matters involving a variation in terms of the Class B Common Stock.

Participation in the Governance of Iridium LLC

    Providing that IWCL's Interest in Iridium LLC represents five percent or more of the total outstanding Class 1 Interests of Iridium LLC (which occurred upon the consummation of the IWCL Offering), IWCL shall be entitled to designate two Independent Company Directors as Directors of Iridium LLC.

Stock Option Plan of Iridium LLC

    Iridium LLC has established a plan under which executive officers, managers and independent directors of Iridium LLC are awarded options to purchase Class A Common Stock of IWCL (the "Option Plan"). In 1998 the Option Plan was amended to include 5,625,000 shares of Class A Common Stock. The Option Plan also permits the award of stock appreciation rights in connection with any grant of options.

    As of December 31, 1997 and 1998, options covering 2,004,556 and 2,469,810 shares of Class A Common Stock were outstanding with exercise prices ranging from $13.33 to $52.50 in 1997 and from $13.33 to $57.13 in 1998. As of December
31, 1997 and 1998, there were 397,145 and 827,777 options, respectively, exercisable at weighted average exercise prices of $13.33 and $16.20, respectively. As of December 31, 1998, no stock appreciation rights had been granted. The right to exercise the options vests, pro rata, over a period of five years. Pursuant to the Share Issuance Agreement, IWCL has agreed that upon the exercise of any options, it will issue to Iridium LLC, for delivery to an exercising option holder, the number of shares of Class A Common Stock covered by the exercised options and Iridium LLC has agreed to simultaneously deliver to IWCL a like number of Iridium LLC Class 1 Interests, subject to anti-dilution adjustments. The exercise price of the option is paid to Iridium LLC and represents payment for the Class A Common Stock by the exercising option holder and for the Iridium LLC Class 1 Interests by IWCL. During the years ended December 31, 1997 and 1998, options to acquire 3,262 and 78,586 shares of Class A Common Stock were exercised. IWCL issued such shares in the names of the optionees and Iridium LLC issued 3,262 and 78,586 Class 1 Interests to IWCL.

Management Services Agreement

    In connection with the IWCL Offering, Iridium LLC and IWCL entered into a Management Services Agreement. Pursuant to the Management Services Agreement, Iridium LLC has agreed to supervise and manage the day-to-day operations of IWCL. Among other things, Iridium LLC is responsible for administering the following functions of IWCL: treasury, accounting, legal, tax, insurance, licenses and permits and securities law compliance. Iridium LLC receives no fees or reimbursement from IWCL for its services to IWCL under the Management Services Agreement. Operating costs incurred by IWCL during the period since inception and paid for by Iridium LLC have not been significant.

4.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15") and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of earnings (loss) per share data. Statement 128 requires the presentation of basic and diluted earnings (loss) per share data. Basic earnings (loss) per Class A Common Share is calculated by dividing net income (loss) by the weighted average number of Class A Common Shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of Class A Common Shares and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of warrants to purchase Class A Common Stock issued in conjunction with the Series A Notes, stock options, and shares of Class B Common Stock. Due to losses incurred during the years ended December 31, 1997 and 1998, the impact of the warrants, options, and shares is anti-dilutive and is not included in the diluted earnings (loss) per share calculation. The adoption of Statement 128 had no effect on earnings (loss) per share as previously presented.

5.  INCOME TAXES

    IWCL is subject to income taxation based on its ratable portion of Iridium LLC's income or loss that is effectively connected to its U.S. business. During the years ended December 31, 1997 and 1998, IWCL recognized no current or deferred income tax expense or benefit. As of December 31, 1997 and 1998, IWCL's deferred tax assets relate entirely to its investment in Iridium LLC and amounted to approximately $7,446,000 and $16,433,000, respectively, for which a full valuation allowance has been established. As of December 31, 1998, IWCL had net operating loss carryforwards effectively connected to its U.S. business which amounted to $12,804,000 and are scheduled to expire in 2018.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented in making this assessment.

6.  SUBSEQUENT EVENT

    On January 21,1999, IWCL issued 7,500,000 shares of Class A Common Stock resulting in net proceeds of $242,400,000. Pursuant to the 1997 Subscription Agreement between IWCL and Iridium LLC, such proceeds were used to purchase 7,500,000 Class 1 Interests in Iridium LLC, increasing IWCL's interest in Class 1 Membership Interests in Iridium LLC to approximately 13.23%.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Members
Iridium LLC and subsidiaries:

    We have audited the accompanying consolidated balance sheets of Iridium LLC and subsidiaries (a development stage limited liability company) as of December 31, 1997 and 1998, and the related consolidated statements of loss, members' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998, and for the period June 14, 1991 (inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iridium LLC and subsidiaries (a development stage limited liability company) as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, and for the period June 14, 1991 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

                                                                        KPMG LLP


McLean, Virginia
January 14, 1999, except as to note 12
 which is as of January 21, 1999

                                   IRIDIUM LLC
                 (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS EXCEPT MEMBER INTEREST DATA)

                                                                                    DECEMBER 31,
                                                                           -----------------------------
                                                                               1997             1998
                                                                           -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents............................................     $     9,040    $     24,756
  Restricted cash .....................................................         350,220              --
  Accounts receivable, net of allowance of $93 in 1998.................              --              93
  Due from affiliates..................................................          13,604          17,031
  Prepaid expenses and other current assets............................           6,612          15,021
                                                                            -----------    ------------
          Total current assets.........................................         379,476          56,901
Property and equipment, net ...........................................       1,526,326       3,584,209
System under construction .............................................       1,625,054              --
Other assets ..........................................................         114,831          97,785
                                                                            -----------    ------------
          Total assets.................................................     $ 3,645,687    $  3,738,895
                                                                            ===========    ============
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................................     $   106,794    $    165,539
  Due to Member, current portion.......................................          10,601         131,532
  Bank facilities, current portion ....................................         350,000              --
                                                                            -----------    ------------
          Total current liabilities....................................         467,395         297,071
Bank facilities, net of current portion ...............................         210,000       1,125,000
Long-term debt due to Members .........................................         273,302         323,484
Notes payable, principal amounts of $1,100,000 and
$1,450,000.............................................................       1,054,288       1,405,735
Due to Member, net of current portion..................................              --          86,240
Other liabilities .....................................................           6,065          24,202
                                                                            -----------    ------------
          Total liabilities............................................       2,011,050       3,261,732
                                                                            -----------    ------------
Commitments and Contingencies .........................................
Members' equity:
  Class 2 Interests,
     authorized 50,000
     interests for Series M;
     authorized an aggregate
     of 300,000 interests for
     Series A, Series B and
     Series C:
       Series M, convertible, no interests issued and  outstanding.....              --              --
       Series A, redeemable, convertible, 39,907 and 46,016
        interests issued and outstanding; liquidation value
        of $39,907 and $46,016.........................................          39,907          46,016
       Series B, redeemable, 1 interest issued and outstanding.........              --              --
       Series C, redeemable, 75 interests issued and outstanding.......              --              --
  Class 1 Interests, authorized 225,000,000 interests,
     141,222,442 and 141,420,453 interests issued and
     outstanding.......................................................       2,024,220       2,114,316
  Deferred Class 1 Interest compensation...............................          (1,454)         (1,162)
  Other comprehensive income - adjustment for minimum pension
     liability.........................................................            (643)         (1,813)
  Deficit accumulated during the development stage.....................        (427,393)     (1,680,194)
                                                                            -----------    ------------
          Total members' equity........................................       1,634,637         477,163
                                                                            -----------    ------------
          Total liabilities and members' equity........................      $3,645,687    $  3,738,895
                                                                            ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   IRIDIUM LLC
                 (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                         CONSOLIDATED STATEMENTS OF LOSS
                   (IN THOUSANDS EXCEPT MEMBER INTEREST DATA)

                                                               YEAR ENDED DECEMBER 31,                        PERIOD FROM
                                               -------------------------------------------------------       JUNE 14, 1991
                                                                                                          (INCEPTION) THROUGH
                                                      1996              1997                1998           DECEMBER 31, 1998
                                               -----------------   ---------------     ---------------    --------------------
Revenues.................................        $        --       $        --         $          186       $         186
Operating expenses:
  Sales, general and administrative......                70,730           177,474             435,861             749,162
  Depreciation and amortization..........                   674           119,124             551,912             673,341
                                                 --------------    --------------      --------------       -------------
          Total operating expenses.......                71,404           296,598             987,773           1,422,503
                                                 --------------    --------------      --------------       -------------
Operating loss...........................                71,404           296,598             987,587           1,422,317
Other income and expenses:
  Interest (income) expense, net.........                (2,395)           (3,045)            265,214             249,906
                                                 ---------------   ---------------     --------------       -------------
Loss before provision for income
  taxes..................................                69,009           293,553           1,252,801           1,672,223
  Provision for income taxes.............                 4,589                --                  --               7,971
                                                 --------------    --------------      --------------       -------------
Net loss.................................        $       73,598    $      293,553      $    1,252,801       $   1,680,194
                                                 ==============    ==============      ==============       =============
Preferred dividend requirement...........                 3,652             5,703               6,109
Net loss applicable to Class 1 Interests.        $       77,250    $      299,256      $    1,258,910
                                                 ==============    ==============      ==============
Net loss per Class 1 Interest -- basic
  and diluted............................        $         0.64    $         2.25      $         8.91
                                                 ==============    ==============      ==============
Weighted average interests used in
  computing net loss per Class 1
  Interest -- basic and diluted..........           120,115,575       132,879,976         141,322,445
                                                 ==============    ==============      ==============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
                      (IN THOUSANDS EXCEPT INTEREST DATA)

                                              CLASS 2 INTERESTS
                                                  ALL SERIES               CLASS 1 INTERESTS
                                              --------------------     ----------------------------
                                              NUMBER OF                 NUMBER OF
                                              INTERESTS    AMOUNT       INTERESTS        AMOUNT
                                              ---------  ---------     -----------    -------------

Inception June 14, 1991..................           --    $     --               --     $        --
Net loss.................................           --          --               --              --
                                              --------    --------      -----------     -----------
BALANCE, December 31, 1991...............           --          --               --              --
                                              --------    --------      -----------     -----------
Net loss.................................           --          --               --              --
                                              --------    --------      -----------     -----------
BALANCE, December 31, 1992...............           --          --               --              --
                                                                        -----------     -----------
Net loss.................................           --          --               --              --
                                              --------    --------      -----------     -----------
BALANCE, July 29, 1993...................           --          --               --              --
Class 1 Interests subscribed, July
  29, 1993...............................           --          --       60,000,000              --
Subscribed Class 1 Interests
  issued for cash at $13.33 per
  interest...............................           --          --               --         324,167
Costs of raising equity..................           --          --               --         (8,096)
Net loss.................................           --          --               --              --
                                              --------    --------      -----------     -----------
BALANCE, December 31, 1993...............           --          --       60,000,000         316,071
Class 1 Interests subscribed.............           --          --       59,458,350              --
Subscribed Class 1 Interests
  issued for cash at $13.33 per
  interest...............................           --          --               --         518,202
Costs of raising equity..................           --          --               --         (1,863)
Net loss.................................           --          --               --              --
                                               -------    --------      -----------     -----------
BALANCE, December 31, 1994...............           --          --      119,458,350         832,410
Subscribed Class 1 Interests
  issued for cash at $13.33 per
  interest...............................           --          --               --         633,514
Costs of raising equity..................           --          --               --             (7)
Net loss.................................           --          --               --              --
Adjustment for minimum pension
  liability..............................           --          --               --              --
                                               -------    --------      -----------     -----------
BALANCE, December 31, 1995...............           --          --      119,458,350       1,465,917
Subscribed Class 1 Interests
  issued for cash at $13.33 per
  interest...............................           --          --        1,377,675         140,131
Class 2 Interests issued for cash at
  $13.33 per  Interest...................       43,401      43,325               --              --
Series A, Class 2 Interests issued
  in dividends...........................        3,652       3,632                          (3,652)
Costs of raising equity..................           --          --               --           (251)
Warrants to purchase Class 1
  Interests issued in connection
  with 14.5% Senior subordinated
  notes..................................           --          --               --          31,761
Warrants to purchase Class 1
  Interests issued in connection
  with debt guarantee....................           --          --               --          25,719
Net loss.................................           --          --               --              --
Adjustment for minimum pension
  liability..............................           --          --               --              --
                                               -------    --------      -----------     -----------
BALANCE, December 31, 1996...............       47,053      46,977      120,836,025       1,659,625
Subscribed Class 1 Interests
  issued for cash at $13.33 per
  interest...............................           --          --        7,500,000          59,248
Exercise of employee stock
  options................................           --          --            3,262              43
Initial Public offering..................           --          --       12,000,000         240,000

                                                                                 DEFICIT
                                               DEFERRED       ADJUSTMENT       ACCUMULATED
                                                CLASS 1       FOR MINIMUM      DURING THE
                                                INTEREST        PENSION        DEVELOPMENT
                                              COMPENSATION     LIABILITY          STAGE           TOTAL
                                              --------------- ------------     -----------     ------------

Inception June 14, 1991..................      $     --        $      --       $       --      $       --
Net loss.................................            --               --             (757)          (757)
                                               --------        ---------       ----------       ---------
BALANCE, December 31, 1991...............            --               --             (757)          (757)

Net loss.................................            --               --           (8,773)        (8,773)
                                               --------        ---------       ----------       ---------
BALANCE, December 31, 1992...............            --               --           (9,530)        (9,530)

Net loss.................................            --               --           (5,309)        (5,309)
                                               --------        ---------       ----------       ---------
BALANCE, July 29, 1993...................            --               --          (14,839)       (14,839)
Class 1 Interests subscribed, July
  29, 1993...............................            --               --               --              --
Subscribed Class 1 Interests
  issued for cash at $13.33 per
  interest...............................            --               --               --         324,167
Costs of raising equity..................            --               --               --         (8,096)
Net loss.................................            --               --           (6,924)        (6,924)
                                               --------        ---------       ----------       ---------
BALANCE, December 31, 1993...............            --               --          (21,763)        294,308
Class 1 Interests subscribed.............            --               --               --              --
Subscribed Class 1 Interests
  issued for cash at $13.33 per
  interest...............................            --               --               --         518,202
Costs of raising equity..................            --               --               --         (1,863)
Net loss.................................            --               --          (14,834)       (14,834)
                                                -------        ---------       ----------       ---------
BALANCE, December 31, 1994...............            --               --          (36,597)        795,813
Subscribed Class 1 Interests
  issued for cash at $13.33 per
  interest...............................            --               --               --         633,514
Costs of raising equity..................            --               --               --             (7)
Net loss.................................            --               --          (23,645)       (23,645)
Adjustment for minimum pension
  liability..............................            --           (1,065)              --         (1,065)
                                                -------        ---------       ----------       ---------
BALANCE, December 31, 1995...............            --           (1,065)         (60,242)      1,404,610
Subscribed Class 1 Interests
  issued for cash at $13.33 per
  interest...............................            --               --               --         140,131
Class 2 Interests issued for cash at
  $13.33 per  Interest...................            --               --               --          43,325
Series A, Class 2 Interests issued
  in dividends...........................            --               --               --              --
Costs of raising equity..................            --               --               --           (251)
Warrants to purchase Class 1
  Interests issued in connection
  with 14.5% Senior subordinated
  notes..................................            --               --               --          31,761
Warrants to purchase Class 1
  Interests issued in connection
  with debt guarantee....................            --               --               --          25,719
Net loss.................................            --               --          (73,598)       (73,598)
Adjustment for minimum pension
  liability..............................                            332               --             332
                                                -------        ---------       ----------      ----------
BALANCE, December 31, 1996...............            --             (733)        (133,840)      1,572,029
Subscribed Class 1 Interests
  issued for cash at $13.33 per
  interest...............................            --               --               --          59,248
Exercise of employee stock
  options................................            --               --               --              43
Initial Public offering..................            --               --               --         240,000


                                                                    (continued)

                                              CLASS 2 INTERESTS
                                                  ALL SERIES               CLASS 1 INTERESTS
                                              --------------------     ----------------------------
                                              NUMBER OF                 NUMBER OF
                                              INTERESTS    AMOUNT       INTERESTS        AMOUNT
                                              ---------  ---------     -----------    -------------
 Class 2 Interests converted to
  Class 1 Interests.....................      (12,773)    (12,773)        883,155           12,773
Series A, Class 2 Interests issued
   in dividends.........................        5,703       5,703              --           (5,703)
Costs of raising equity.................           --          --              --          (16,100)
Warrants to purchase Class 1
  Interests issued in connection
  with 13% Senior notes, Series A.......           --          --              --           17,113
Warrants to purchase Class 1
  Interests issued in connection
  with debt guarantee...................           --          --              --           55,615
Deferred Class 1 Interests
  compensation..........................           --          --              --            1,606
Net loss................................           --          --              --               --
Adjustment for minimum pension
  liability.............................           --          --              --               --
                                              -------    --------    ------------     ------------
BALANCE, December 31, 1997..............       39,983      39,907     141,222,442        2,024,220
Proceeds from subscribed Class 1
  Interests at $13.33 per interest......           --          --          20,625           46,354
Exercise of employee stock
  options...............................           --          --          78,586            1,079
Series A, Class 2 Interests issued
  in dividends..........................        6,109       6,109              --           (6,109)
Warrants to purchase Class 1
  Interests issued in
  connection with 13% Senior
  notes, Series A.......................           --          --          98,800            2,065
Warrants to purchase Class 1
  Interests issued in
  connection with debt guarantee........           --          --              --           46,707
Deferred Class 1 Interests
  compensation..........................           --          --              --               --
Net loss................................           --          --              --               --
Adjustment for minimum pension
  liability.............................           --          --              --               --
                                              -------    --------    ------------     ------------
BALANCE, December 31, 1998..............       46,092     $46,016     141,420,453     $  2,114,316
                                              =======    ========    ============     ============

                                                                                      DEFICIT
                                               DEFERRED            ADJUSTMENT       ACCUMULATED
                                                CLASS 1            FOR MINIMUM      DURING THE
                                                INTEREST             PENSION        DEVELOPMENT
                                              COMPENSATION          LIABILITY          STAGE               TOTAL
                                              ---------------      ------------    -------------        ------------
 Class 2 Interests converted to
  Class 1 Interests.....................               --                 --                 --                  --
Series A, Class 2 Interests issued
   in dividends.........................               --                 --                 --                  --
Costs of raising equity.................               --                 --                 --            (16,100)
Warrants to purchase Class 1
  Interests issued in connection
  with 13% Senior notes, Series A.......               --                 --                 --              17,113
Warrants to purchase Class 1
  Interests issued in connection
  with debt guarantee...................               --                 --                 --              55,615
Deferred Class 1 Interests
  compensation..........................           (1,454)                --                 --                 152
Net loss................................               --                 --           (293,553)           (293,553)
Adjustment for minimum pension
  liability.............................               --                 90                 --                  90
                                              -----------          ---------        -----------         -----------
BALANCE, December 31, 1997..............           (1,454)              (643)          (427,393)          1,634,637
Proceeds from subscribed Class 1
  Interests at $13.33 per interest......               --                 --                 --              46,354
Exercise of employee stock
  options...............................               --                 --                 --               1,079
Series A, Class 2 Interests issued
  in dividends..........................               --                 --                 --                  --
Warrants to purchase Class 1
  Interests issued in
  connection with 13% Senior
  notes, Series A.......................               --                 --                 --               2,065
Warrants to purchase Class 1
  Interests issued in
  connection with debt guarantee........               --                 --                 --              46,707
Deferred Class 1 Interests
  compensation..........................              292                 --                 --                 292
Net loss................................               --                 --         (1,252,801)         (1,252,801)
Adjustment for minimum pension
  liability.............................               --             (1,170)                --             (1,170)
                                              -----------          ----------       -----------         -----------
BALANCE, December 31, 1998..............      $    (1,162)         $  (1,813)       $(1,680,194)           $477,163
                                              ===========          =========        ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   IRIDIUM LLC
                 (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                                ---------------------------------

                                                                     1996               1997
                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................      $   (73,598)       $ (293,553)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization...........................              674           119,124
    Interest converted to debt..............................               --                --
    Expense recognized for warrants issued in
      connection with debt guarantee........................           25,719            55,615
    Employee Class 1 Interests compensation.................               --               152
    Loss on disposal of assets..............................               --                87
    Changes in assets and liabilities:
      Increase in accounts receivable ......................               --                --
      Decrease (Increase) in prepaid expenses and other
        current assets .....................................           (6,281)              542
      Increase in due from affiliates.......................           (3,476)          (10,128)
      Increase in other assets..............................           (4,079)           (2,286)
      Increase in accounts payable and accrued expenses.....           12,968            30,857
      (Decrease) Increase in other liabilities..............            2,739            (1,493)
                                                                  -----------        ----------
         Net cash used in operating activities..............          (45,334)         (101,083)
                                                                  -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................         (902,232)         (861,563)
                                                                  -----------        ----------
         Net cash used in investing activities..............         (902,232)         (861,563)
                                                                  -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Class 1 and Class 2
    Interests...............................................          183,205           283,191
  Net proceeds from issuance of senior notes and
    warrants................................................          238,453         1,039,189
  Borrowings under guaranteed bank line of credit...........          505,000           655,000
  Payments under guaranteed bank line of credit.............               --          (950,000)
  Borrowings under senior secured line of credit............               --           350,000
  Payments under senior secured line of credit..............               --                --
  (Increase) Decrease in restricted cash....................               --          (350,220)
  Deferred financing costs..................................          (28,535)          (57,363)
                                                                  -----------        ----------
         Net cash provided by financing activities..........          898,123           969,797
                                                                  -----------        ----------
Increase (decrease) in cash and cash equivalents............          (49,443)            7,151


CASH AND CASH EQUIVALENTS,
   beginning of period......................................           51,332             1,889
                                                                  -----------        ----------
CASH AND CASH EQUIVALENTS,
  end of period.............................................      $     1,889        $    9,040
                                                                  ===========        ==========

                                                                 YEAR ENDED DECEMBER 31,         PERIOD FROM
                                                                 -----------------------        JUNE 14, 1991
                                                                                             (INCEPTION) THROUGH
                                                                          1998                DECEMBER 31, 1998
                                                                 -----------------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................       $ (1,252,801)             $   (1,680,194)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization...........................            551,912                     673,341
    Interest converted to debt..............................            143,966                     143,966
    Expense recognized for warrants issued in
      connection with debt guarantee........................             46,707                     128,041
    Employee Class 1 Interests compensation.................                292                         444
    Loss on disposal of assets..............................                 --                          87
    Changes in assets and liabilities:
      Increase in accounts receivable ......................                (93)                        (93)
      Decrease (Increase) in prepaid expenses and other
        current assets .....................................             (8,409)                    (15,021)
      Increase in due from affiliates.......................             (3,427)                    (17,031)
      Increase in other assets..............................               (431)                    (19,090)
      Increase in accounts payable and accrued expenses.....             23,976                      72,770
      (Decrease) Increase in other liabilities..............              7,959                      13,944
                                                                   ------------              --------------
         Net cash used in operating activities..............           (490,349)                   (698,836)
                                                                   ------------              --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................           (751,790)                 (3,866,480)
                                                                   ------------              --------------
         Net cash used in investing activities..............           (751,790)                 (3,866,480)
                                                                   ------------              --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Class 1 and Class 2
    Interests...............................................             49,081                   1,981,392
  Net proceeds from issuance of senior notes and
    warrants................................................            341,317                   1,618,959
  Borrowings under guaranteed bank line of credit...........            971,500                   2,131,500
  Payments under guaranteed bank line of credit.............           (556,500)                 (1,506,500)
  Borrowings under senior secured line of credit............            560,000                     910,000
  Payments under senior secured line of credit..............           (410,000)                   (410,000)
  (Increase) Decrease in restricted cash....................            350,220                          --
  Deferred financing costs..................................            (47,763)                   (135,279)
                                                                   ------------              --------------
         Net cash provided by financing activities..........          1,257,855                   4,590,072
                                                                   ------------              --------------
Increase (decrease) in cash and cash equivalents............             15,716                      24,756

CASH AND CASH EQUIVALENTS,
   beginning of period......................................              9,040                          --
                                                                   ------------              --------------
CASH AND CASH EQUIVALENTS,
  end of period.............................................       $     24,756              $       24,756
                                                                   ============              ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   IRIDIUM LLC
                 (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

    Iridium LLC (the "Parent") and its subsidiaries have completed their effort to develop and commercialize a global wireless system -- the Iridium(R) Communications System (the "Iridium System") -- that enables subscribers to send and receive telephone calls virtually anywhere in the world -- all with one phone, one phone number and one customer bill. Iridium commenced commercial satellite phone service on November 1, 1998 and commercial satellite paging service on November 15, 1998. The Parent and its subsidiaries are currently transitioning from a development stage limited liability company to an operating limited liability company.

    Iridium, Inc. was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U.S. and foreign investors. As a result of three private placements of equity, five supplemental private placements with certain additional equity investors and proceeds received from the initial public offering of common stock of Iridium World Communications Ltd. ("IWCL") (see note 3), Motorola's direct and indirect Class 1 Membership Interest ("Class 1 Interest") in the Parent has been reduced to approximately 19% as of December 31, 1998, before considering unexercised warrants held by Motorola.

    The Iridium System is subject to regulation by the Federal Communications Commission ("FCC"), and by foreign administrations and regulatory bodies. On January 31, 1995, Motorola obtained a license from the FCC to construct, launch and operate the Iridium System, subject to certain conditions.

    On July 29, 1996, the Parent was formed as a limited liability company, under the terms and conditions of the limited liability agreement ("LLC Agreement"), pursuant to the provisions of the Delaware limited liability company act. Also on July 29, 1996, Iridium, Inc. was merged with and into the Parent, with the Parent as the surviving entity. Concurrent with the merger, all shares of Common Stock of Iridium, Inc. were exchanged for Class 1 Interests in the Parent.

    On December 18, 1997, the Parent entered into an asset drop-down transaction (the "Asset Drop-Down Transaction") with Iridium Operating LLC ("Iridium"), a wholly-owned subsidiary of the Parent. Pursuant to the Asset Drop-Down Transaction, substantially all of the assets and liabilities of the Parent were transferred to Iridium, including, without limitation, all liabilities with respect to the outstanding 13% Senior Notes due 2005, Series A and 14% Senior Notes due 2005 Series B and the 11 1/4% Senior Notes due 2005 Series C (collectively, the "Senior Notes"). Pursuant to the indentures relating to the Senior Notes, Iridium has been substituted for the Parent, and the Parent has been released from all obligations under the indentures relating to the Senior Notes. All assets and liabilities were transferred to Iridium at the Parent's carrying value. Accordingly, unless otherwise specified, references within these notes to Iridium that relate to any action prior to the date of the Asset Drop-Down Transaction should be construed as references to the Parent, as predecessor of Iridium. As a result of the Asset Drop-Down Transaction, the Parent's only significant asset is its investment in Iridium.

    On December 22, 1998, the Parent entered into a stock purchase agreement with AT&T Wireless Services, Inc., ATGI, Inc. and Rogers Cantel Inc., pursuant to which the Parent agreed to purchase all of the outstanding capital stock of Claircom Communications Group, Inc., a provider of in-flight phone service for commercial and private aircraft. The estimated aggregate purchase price is approximately $65 million. The closing of this purchase is expected to occur in the latter half of 1999 and is subject to regulatory approval and certain other conditions.

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

    The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries, Iridium, Iridium Geolink LLC, Iridium Promotions Inc. and Iridium Aero Acquisition Sub, Inc. and Iridium's wholly-owned subsidiaries, Iridium Capital Corporation, Iridium Roaming LLC, Iridium IP LLC, Iridium Facilities Corporation and Iridium Canada Facilities Inc. All significant intercompany transactions have been eliminated. Operations in 1998 of Iridium Geolink LLC, Iridium Promotions Inc. and Iridium Canada Facilities Inc. were inconsequential to the business of Iridium.

Development Stage Enterprise

    Through the end of 1998, the Parent, through Iridium, devoted its entire efforts to establishing and commercializing the Iridium System. On December 18, 1997, the Parent and Iridium entered into an Asset Drop-Down Transaction whereby substantially all of the assets and liabilities of the Parent were transferred to Iridium. The purpose of the Asset Drop-Down Transaction was to facilitate the pledge of substantially all of the assets of the Parent in connection with the establishment of secured bank financing for the development and construction of the Iridium System. At December 31, 1998, the Parent's ownership interest in Iridium constituted substantially all of the Parent's assets. Accordingly, Iridium's principal activities related to managing the design, construction and development of the system and preparing for its day-to-day operations. Iridium commenced commercial activation on November 1, 1998 and began the transition from a development stage enterprise to an operating company.

Management Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

    The Parent considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

    In 1997, restricted cash consisted of the first stage of borrowing under the $1 billion secured credit facility with a syndicate of lenders, led by Chase Securities, Inc., and Barclays Capital, a division of Barclays Bank PLC. The funds were restricted subject to Iridium meeting specified milestones. The milestones were met in January 1998 and the restriction was lifted.

Property and Equipment

    Property and equipment is carried at historical cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Satellites in service...................    5 years
Ground segment in service ...........       7 years
Furniture, fixtures and equipment.......    5 years
Leasehold improvements..................    Shorter of 5 years or remaining lease term

    The costs of constructing and placing satellites into service are capitalized. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service.

System Under Construction

    System under construction includes all costs incurred related to the construction of the space and ground components of the Iridium System. Depreciation expense is recognized on a satellite-by-satellite basis as the satellites are placed into service following delivery of each satellite to its mission orbit. Depreciation related to the ground control stations commenced with the placement in service of each station.

    A portion of interest costs incurred during the construction of the Iridium System were capitalized. Total interest costs in 1998 amounted to approximately $443,308,000. Interest cost capitalized for the years ended December 31, 1997 and 1998 was approximately $163,747,000 and $170,089,000, respectively. Interest costs amounting to $273,219,000 have been expensed as incurred in 1998. Interest paid for the years ended December 31, 1997 and 1998 was approximately $30,191,000 and $186,897,000, respectively.

    The costs capitalized in system under construction are transferred to property and equipment as the underlying assets are placed into service. As of December 31, 1998, all costs associated with the system have been placed into service.

    The Parent has adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121"). Statement 121 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted net cash flows associated with the asset are less than the asset's carrying amount. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair market value. The adoption of Statement 121 did not have a material impact on the Parent's results of operations for the years ended December 31, 1997 and 1998.

Member Interest-Based Compensation

    During 1996, the Parent adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which encourages, but does not require, the recognition of member interest-based employee compensation at fair value. The Parent has elected to continue to account for member interest-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for options to purchase Class A Common Stock of IWCL granted to employees is measured as the excess, if any, of the fair value of Class A Common Stock at the date of the grant over the exercise price an employee must pay to acquire the interest. Compensation expense, if any, is recognized over the period earned by the employee and was $152,000 and $292,000, respectively, for the years ended December 31, 1997 and 1998. No compensation expense was recognized for the year ended December 31, 1996 as all options to acquire Class 1 Interests were granted at an exercise price equal to the fair market value as of the date of grant.

    Warrants or options to purchase member interests granted to other than employees as consideration for goods or services rendered are measured at fair market value and are recognized as the goods or services are provided.

Equity Issuance Costs

    The Parent classifies all costs incurred in connection with the issuance of equity as a reduction of members' equity. These costs include fees paid to investment bankers, attorneys and others in connection with the issuance of equity.

Deferred Financing Costs

    All costs incurred in connection with securing debt financing have been deferred and are amortized over the terms of the related debt in a manner that approximates the effective yield method. Such costs are included in other non-current assets in the accompanying consolidated balance sheets. Total deferred financing costs, net of accumulated amortization, are approximately $113,394,000 and $96,136,000 at December 31, 1997 and 1998, respectively.

Income Taxes

    Iridium, Inc. was subject to Federal, state and local income taxes directly. As a result of the merger of Iridium, Inc. with and into the Parent, the Parent became a limited liability company. As a limited liability company, the Parent is no longer subject to U. S. Federal income tax directly. Rather, each Class 1 member is subject to U.S. Federal income taxation based on its ratable portion of the Parent's income or loss. However, the Parent's primary operations are in the District of Columbia which does not recognize the limited liability status for tax purposes. Accordingly, the Parent is subject to District of Columbia franchise taxes directly. The Parent recognizes its provision for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenues

    The Parent recognizes revenue as phone and paging services are provided. Revenue in 1998 relates solely to satellite phone usage. Revenue is earned through gateway owners whose subscribers utilize the phone and paging services. Gateway owners are also members of the Parent. The Parent has executed a 60-day settlement agreement with each of these gateway owners for purposes of collecting earned revenues.

Operations and Maintenance Contract

    The Parent recognizes its obligations under the Operations and Maintenance Contract (Note 7) on a straight-line basis over the term of the contract. Costs incurred under the contract that extend the useful life of the space system are capitalized and all other costs are expensed.

Net Income (Loss) per Class 1 Interest

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15") and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of the Parent's loss per Class 1 Interest data. Statement 128 requires the presentation of basic and diluted earnings
(loss) per interest data. Basic earnings (loss) per Class 1 Interest is calculated by dividing net income (loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of options, warrants, and convertible Class 2 Interests. Due to the losses incurred during the years ended December 31, 1996, 1997, and 1998, the impact of other potentially dilutive securities is anti-dilutive and is not included in the diluted earnings (loss) per Class 1 Interest calculation. The adoption of Statement 128 had no effect on earnings (loss) per Class 1 Interest as previously presented.

Other Comprehensive Income

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The amounts associated with the components of other comprehensive income relate to the Parent's adjustment for minimum pension liability and are not material.

Reclassifications

    Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

3.  MEMBERS' EQUITY

Classes of Membership Interests

    The members' interests in the Parent are divided into two classes: Class 1 Interests which represent the common equity and Class 2 Interests which represent the preferred equity. The LLC Agreement authorizes the Parent to issue 225,000,000 Class 1 Interests,

50,000 Series M Class 2 Interests, and 300,000 additional Class 2 Interests. A description of each of the classes of membership interests follows:

        CLASS 1 INTERESTS. Subject to the rights of holders of any series of Class 2 Interests, all voting rights of the members are vested in the Class 1 Interests. Each member is entitled to appoint one Director for each 5,250,000 Class 1 Interests owned. Class 1 members may aggregate any or all of their Class 1 Interests with other Class 1 members and appoint one Director for each 5,250,000 Class 1 Interests owned in the aggregate. The members may manage the Parent only through their designated Directors and have no authority, in their capacity as members, to act on behalf of or bind the Parent.

        The LLC Agreement contains a reserve capital call provision under which certain members have agreed to purchase additional Class 1 Interests (the "Reserve Capital Call"). If the Board elects to exercise this option, the Parent could raise up to an additional $243 million for 18,206,550 Class 1 Interests. However, the Reserve Capital Call is pledged to secure the Secured Bank Facility (see note 5).

        SERIES M CLASS 2 INTERESTS. Motorola owns a warrant to purchase Series M Class 2 Interests in an amount that is convertible into 2.5% of the outstanding Class 1 Interests at the time of exercise of the warrant (calculated on a fully diluted basis) at a price of $1,000 per Series M Class 2 Interest. Each Series M Class 2 Interest is non-voting and currently convertible into 75 Class 1 Interests. The initial Series M Conversion Price is $13.33, but is subject to anti-dilution adjustments from time to time. Dividends on Series M Class 2 Interests are cumulative and accrue at the rate of 8% per annum. No Series M Class 2 Interests are outstanding.

        SERIES A CLASS 2 INTERESTS. The Series A Class 2 Interests are convertible preferred interests that pay dividends at a rate of 14 1/2% per annum. Dividends on the Series A Class 2 Interests are payable, either in-kind or in cash, at the option of the Parent, through February 28, 2001. Commencing March 1, 2001, dividends on the Series A Class 2 Interests are payable only in cash. Dividends on the Series A Class 2 Interests accrue whether or not they have been declared and whether or not there are profits or other funds of the Parent legally available for the payment of such dividends. No dividend may be declared and paid on the Class 1 Interests unless all accrued dividends on the Series A Class 2 Interests have been paid in full. The Series A Class 2 Interests are non-voting and convertible to Class 1 Interests at any time at the option of the holder, at the conversion price then in effect, initially $54.03. The conversion price is adjusted from time to time to reflect, among other things, distributions or reclassifications of the Class 1 Interests. Currently each Series A Class 2 Interest may be converted into 18.51 Class 1 Interests. The Series A Class 2 Interests are redeemable, at the option of the Parent, at anytime after March 1, 2001, subject to a premium if redeemed prior to March 1, 2005.

        SERIES B AND SERIES C CLASS 2 INTERESTS. In connection with Motorola's guarantee of the $450 million credit facility (the "Guarantee Agreement") (see Note 5), the Parent issued to Motorola one Series B Class 2 Interest and 75 Series C Class 2 Interests. The Series B Class 2 Interest and Series C Class 2 Interests do not pay any dividends. The Series B Class 2 Interest entitles Motorola to one seat on the Board of Directors in addition to Directors it may appoint as the owner of Class 1 Interests and Series M Class 2 Interests. The Series C Class 2 Interests entitle Motorola to appoint a majority of the Board of Directors in the event of certain events of default. The Series B and Series C Class 2 Interests are redeemable at the option of the Parent at $.01 per interest upon the later of (i) the termination or expiration of the Guarantee Agreement and (ii) the reimbursement of any payments made by Motorola pursuant to the Guarantee Agreement (see note 5).

    The LLC Agreement provides that the Parent may merge or consolidate with one or more limited liability companies, corporations, or similar entities provided that the transaction is approved by the Board of Directors and Class 1 members holding not less than 66 2/3% of the outstanding Class 1 Interests. In the event of a merger, members who hold interests and do not vote in favor of, or consent in writing to, the merger are entitled to appraisal and repurchase rights of their interests as specified in the LLC Agreement.

Dividend and Liquidation Rights

    Class 1 members are entitled to receive dividends, as and when declared by the Board of Directors, in its discretion. Class 2 members are entitled to receive dividends, if any, in accordance with the terms of the relevant series of Class 2 Interests, as and when declared by the Board of Directors. The Class 2 Interests rank senior to the Class 1 Interests as to dividends and distributions upon the liquidation, dissolution and winding-up of the Parent.

    The LLC Agreement requires the Board of Directors, to the extent of legally available funds, to declare and pay a dividend sufficient to assure that each non-U. S. Class 1 Member receives an amount at least equal to the amount of such member's U. S. Federal, state and local income tax liability resulting from allocations of the Parent's taxable income to such member. The Parent's only current source of funds is from dividend distributions from Iridium, and Iridium is required to declare and pay a dividend to the Parent in the same amount as required by the LLC Agreement. However, Iridium is restricted by the terms of certain of its debt obligations from declaring and paying dividends in excess of those required to be made to the Parent.

    The LLC Agreement contains significant restrictions on the ability of a member to transfer any interests in the Parent, including but not limited to the conditions that: (i) a majority of the Directors approve the transfer, and (ii) the transfer not result in any member beneficially owning, or having the right to beneficially own, more than 45% of the outstanding Class 1 Interests.

Exchange Rights of Iridium LLC Members

    Concurrent with the initial public offering, IWCL and Iridium LLC executed an Interest Exchange Agreement that conditionally permits holders of Class 1 Interests in Iridium LLC to exchange those interests, subject to the restrictions on transfer in the Iridium LLC Limited Liability Agreement, for shares of Class A Common Stock in IWCL at a ratio of one share of Class A Common Stock for each Iridium LLC Class 1 Interest, subject to anti-dilution adjustments. Under the Interest Exchange Agreement, no exchanges of Iridium LLC Class 1 Interests are permitted until 90 days after Iridium has achieved one full quarter of positive earnings before interest, taxes, depreciation and amortization. In addition, no exchange shall take place unless approved pursuant to authorization of Directors representing at least 66 2/3% of the Iridium LLC Board of Directors.

Global Ownership Program

    The Parent, in conjunction with IWCL, has commenced a Global Ownership Program which is designed to offer up to an aggregate of 2,500,000 shares of IWCL's Class B Common Stock at a purchase price of $13.33 per share to certain governmental telecommunication administrations and related entities as part of a comprehensive program to enhance market access, improve the competitive standing of the Iridium System and achieve appropriate regulatory approvals. As of December 31, 1997 and 1998, 0 and 20,625 shares, respectively, of Class B Common Stock had been issued under this program. These shares had a fair market value of $692,000 at the date of issuance.

Limitations on Liability

    Members are generally not liable for the debts, obligations or liabilities of the Parent.

Equity Transactions

    On April 16, 1997, the LLC Agreement was amended to increase the authorized number of Class 1 Interests from 3,000,000 to 225,000,000. On May 9, 1997, the Parent effected a 75 for 1 subdivision of its Class 1 Membership Interests whereby each existing Class 1 Interest was subdivided into 75 Class 1 Interests. All interest and per interest data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the subdivision.

    On May 9, 1997, the Parent entered into a definitive agreement with South Pacific Iridium Holdings Limited ("SPI"), an affiliate of P. T. Bakrie Communications Corporation, pursuant to which SPI acquired from Parent 7,500,000 Class 1 Interests at $13.33 per interest. The transaction closed on May 30, 1997 with 40% of the total purchase price paid on that date and the remainder due on or before May 1998 which was extended in 1998 through 1999 and includes interest at 18%. Through December 31, 1997 and 1998, the Parent has received an aggregate of $59.2 million and $104.9 million, respectively, from SPI in satisfaction of the commitment which includes interest of $11.5 million.

    On June 13, 1997, IWCL, a wholly-owned subsidiary of the Parent as of that date, consummated an initial public offering (the "Offering") of 12,000,000 shares of its Class A Common Stock which resulted in proceeds of approximately $225 million to IWCL (expenses of the offering were paid by the Parent). Pursuant to the 1997 Subscription Agreement between the Parent and IWCL, such proceeds were used to purchase 12,000,000 Class 1 Interests in the Parent. Upon consummation of the Offering, all of the outstanding shares of IWCL held by the Parent were retired and cancelled, and IWCL became a member of the Parent.

    On January 21, 1999, IWCL commenced a secondary offering of 7,500,000 shares of Class A Common Stock (see note 12).

4.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1997 and 1998, consists of the following (in thousands):

                                                             1997                1998
                                                        -----------------   --------------
Space system in service............................     $      1,624,120    $   3,481,482
Terrestrial system asset...........................                   --          550,716
Business support systems...........................                   --          176,624
Office equipment and furniture.....................               13,920           37,450
Leasehold improvements.............................                8,424            9,852
                                                        ----------------    -------------
                                                               1,646,464        4,256,124
Less-accumulated depreciation and amortization.....             (120,138)        (671,915)
                                                        ----------------    -------------
Property and equipment, net........................     $      1,526,326    $   3,584,209
                                                        ================    =============

5.  DEBT

Old Guaranteed Bank Facility

    On August 21, 1996, the Parent entered into a $750 million credit agreement (the "Old Guaranteed Bank Facility") with a group of banks led by The Chase Manhattan Bank, NA and Barclays Bank, PLC. On the same date, the Parent entered into the Guarantee Agreement whereby Motorola agreed to guarantee the entire $750 million commitment amount (the "Old Motorola Guarantee"). In connection with the Asset Drop-Down Transaction, the Parent's obligations under the Old Guaranteed Bank Facility were assigned to Iridium. The Old Guaranteed Bank Facility provided that Iridium could elect to borrow amounts at the then current short-term Eurodollar rate plus 1/4% or at the then current Base Rate (generally, the higher of the Federal Funds Rate as established by the Federal Reserve Bank of New York plus 0.50% or The Chase Manhattan Bank's prime commercial lending rate). Iridium also paid a commitment fee of 1/10 of 1% on any unused portion of the $750 million credit facility. Interest rates on the Old Guaranteed Bank Facility ranged from 5.63% to 8.50 % during 1997 and from 5.75% to 5.94% during 1996. On July 21, 1997, the commitment of the bank lenders under the Old Guaranteed Bank Facility was permanently reduced from $750 million to $655 million. On October 22, 1997, the commitment of the bank lenders under the Old Guaranteed Bank Facility was further permanently reduced to $450 million. At December 31, 1997, $210,000,000 was outstanding under the Old Guaranteed Bank Facility. Borrowings under the Old Guaranteed Bank Facility were to mature on June 30, 1999.

    On May 11, 1998, the Parent entered into a Memorandum of Understanding with Motorola (the "Old Motorola MOU") whereby Motorola conditionally agreed that it would (i) guarantee up to $350 million of additional indebtedness (including principal and interest) under the Old Guaranteed Bank Facility or another credit facility on identical terms, provided that borrowings under such additional indebtedness were made on or prior to February 28, 1999 and (ii) guarantee up to approximately $175 million of additional indebtedness (including principal and interest) under the Old Guaranteed Bank Facility or a credit agreement having identical terms as the Old Guaranteed Bank Facility (other than maturity). As discussed below, the Old Motorola MOU has been replaced with a new agreement.

    Under the Old Motorola Guarantee, the Parent was required to issue warrants to Motorola to purchase up to 11,250,000 Class 1 Interests and as consideration for its guarantee, Motorola earned 82,500 warrants for each year (or portion thereof) the $750 million guarantee was outstanding. Warrants earned were issued to Motorola on a quarterly basis. Each warrant entitled Motorola to purchase 75 Class 1 Interests at an exercise price of $0.00013 per interest, subject to anti-dilution adjustments. The warrants can be exercised after five years from date of issuance and expired ten years from date of issuance. Motorola earned 29,836, 64,518 and 9,472 warrants to purchase Class 1 Interests in accordance with the Old Motorola Guarantee Agreement during the years ended December 31, 1996, 1997 and 1998, respectively. Iridium recognized $25,719,000, $55,615,000 and $8,790,000 as an expense in the accompanying consolidated statements of operations to reflect the fair market value of the warrants earned by Motorola for the years ended December 31, 1996, 1997 and 1998, respectively. As discussed below, the Old Motorola Guarantee has been replaced with a new agreement.

New Guaranteed Bank Facility

    On December 23, 1998, Iridium replaced the Old Guaranteed Bank Facility with two new bank facilities that consist of a $475 million term credit facility that matures on December 29, 2000 and a $275 million revolving credit facility that matures on December 31, 2001, each with a different, but partially overlapping, syndicate of lenders. These facilities are guaranteed by Motorola and provide that Iridium may elect to borrow amounts at the then current Eurodollar rate plus 0.75% or at the then current Base Rate (generally, the higher of the Federal funds rate as established by the Federal Reserve Bank of New York plus 0.50% or The Chase Manhattan Bank's prime commercial lending rate). In 1998 interest rates on the Guaranteed Bank Facility ranged from 5.313 % to 8.00%. As of December 31, 1998, Iridium had drawn an aggregate of approximately $625 million under these facilities (approximately $470 million under the term facility and approximately $155 million under the revolving facility).

Old Senior Secured Bank Line of Credit

    In 1997, Iridium entered into a Credit Agreement with Chase Securities Inc., The Chase Manhattan Bank, Barclays Bank PLC and Barclays Capital, the investment banking division of Barclays Bank PLC, and a syndicate of lenders (the "Old Secured Lenders") for a senior bank facility in a principal amount of $1 billion (the "Old Secured Bank Facility"), of which $250 million was not available for borrowings prior to the commercial activation date. The Old Secured Bank Facility was secured by substantially all of Iridium's assets. The Old Secured Bank Facility was further secured by the $243 million Reserve Capital Call of the members of Parent and all of the Parent's membership interests in Iridium. Borrowings under the Old Secured Bank Facility were to mature on September 30, 1998, subject to Iridium's right to extend such maturity until up to June 30, 1999 if it could demonstrate by July 1, 1998 that it had sufficient available or committed financing for its budgeted project costs through such extended maturity. At December 31, 1997, $350,000,000 was outstanding under the Old Secured Bank Facility. In 1998, the maturity of the borrowings under the Old Secured Bank Facility was extended to December 31, 1998.

New Senior Secured Bank Line of Credit

    On December 23, 1998 Iridium entered into a new secured facility with a new syndicate of lenders for $800 million. This facility provides that Iridium may elect to borrow amounts at the then current short-term Eurodollar rate plus 4% or at the then current Base Rate (generally, the higher of the Federal Funds Rate as established by the Federal Reserve Bank of New York plus 0.50% or The Chase Manhattan Bank's prime commercial lending rate plus 2.75% ). The facility is secured by the same assets as the Old Secured Bank Facility and as of December 31, 1998 Iridium had drawn $500 million. The principal matures on December 29, 2000. Various additional covenants were added to the agreement, which include meeting certain revenue and subscriber levels. Additionally, in January 1999 Iridium drew down another $300 million in connection with this facility.

Motorola MOU and Motorola ARG; Conditional Commitment of Motorola to Guarantee Additional Borrowings.

    In connection with the establishment of the secured bank facility and the guaranteed bank facilities, Motorola, Parent and Iridium entered into the Motorola memorandum of understanding, or "MOU", which amended and restated the Old Motorola MOU. Under the Motorola MOU, Motorola has agreed to, among other things, (i) guarantee up to $750 million of obligations under the guaranteed bank facilities, (ii) consent to and agree to an amendment to the guaranteed bank facilities and the related guarantee agreement (or to enter into a new bank credit facility and guarantee agreement on the same terms (other than pricing)) that together provide for a $350 million increase in the Motorola guaranteed borrowings available thereunder, (iii) permit Iridium to defer its obligations to pay up to an aggregate of $400 million of payments under the O&M contract until December 29, 2000, (iv) guarantee up to $400 million of additional borrowings under a bank credit facility with terms (other than pricing) identical in all material respects to the guaranteed credit facilities on the condition that such additional guaranteed borrowings be used exclusively to make payments to Motorola for deferred obligations under the O&M contract (as described in (iii) above), (v) subordinate certain of its claims vis-a-vis Iridium to the lenders under the secured bank facility and (vi) consent to an amendment to the $275 million revolving credit facility component of the guaranteed bank facilities that would extend the maturity of such facility to beyond the maturity of the senior notes (which are due July 15, 2005). Iridium has agreed under the Motorola MOU that it will compensate Motorola for providing guarantees, deferral rights and other credit support (collectively, the "Motorola exposure", which generally includes the aggregate amount guaranteed, or permitted to be deferred, by Motorola) pursuant to the Motorola agreement regarding guarantee, or "ARG".

    Motorola, Parent and Iridium also entered into the Motorola ARG, which amended and restated the Old Motorola ARG. Payments under the Motorola ARG are based on the amount and duration of Motorola exposure and are due and payable quarterly. Prior to October 1, 1999, Iridium is required to pay Motorola cash interest on the amount deferred at an annual interest rate of 12% for Motorola exposure relating to the deferred amounts under the O&M contract. For Motorola exposure relating to guarantees of borrowings under bank credit facilities that exists prior to October 1, 1999, Iridium and Parent are required to compensate Motorola with cash interest and equity (including warrants to purchase either Class 1 Interests or, under certain conditions, Class A Common Stock). Prior to October 1, 1999, Motorola's compensation for Motorola exposure relating to the guaranteed bank facilities and the Motorola guaranteed O&M bank facility (if available) is based on the terms of the Series A and Series B Senior Notes. This "high yield based compensation" equals (i) interest on the Motorola exposure at an annual interest rate equal to the amount, if any, by which the interest rate on the relevant bank facility is less than 13.625% (the weighted average interest rate on the Series A and Series B Senior Notes) plus
(ii) the payment of warrants to purchase approximately 66.758 Class 1 Interests (or shares of Class A Common Stock) per day per each $100 million of Motorola exposure at a purchase price of $20.90 per interest (or share) (the average daily warrant compensation payable to holders of senior notes).

    After October 1, 1999, Iridium and Parent are required to pay Motorola equity compensation (in the form of warrants to purchase Class 1 Interests at a purchase price of $0.00013 per interest) for all Motorola exposure unless the aggregate Motorola exposure is less than or equal to $275 million, in which case Iridium may pay Motorola high yield based compensation. During this period, unless the Motorola exposure is less than $275 million, the amount of warrant compensation payable per dollar of Motorola exposure increases substantially as the Motorola exposure increases. In addition, Iridium is required to compensate Motorola with warrants to purchase Class 1 Interests at a price of $0.00013 per interest for any Motorola exposure resulting from Motorola making available any part of the additional $350 million in guaranteed borrowings discussed above regardless of when such Motorola exposure is incurred.

    Parent and Iridium also have agreed under the Motorola MOU that they (i) will use their best efforts to reduce the Motorola exposure to no more than $275 million by the earliest possible date, including obtaining bank credit agreements not guaranteed by Motorola, issuing debt and equity securities (under certain conditions) and using revenues from operations, if available, to reduce the available borrowings under credit facilities guaranteed by Motorola and to pay amounts deferred under contracts with Motorola, (ii) will use their best efforts to obtain, on or before October 1, 1999, the Motorola guaranteed O&M bank facility to finance the payment of all deferred amounts under the O&M contract, (iii) will not have outstanding in excess of (a) $1.7 billion of indebtedness for borrowed money that is secured by the assets of Iridium or (b) $1.62 billion in aggregate principal amount of senior notes, (iv) will not make certain acquisitions without Motorola's consent and (v) will provide Motorola with the right (in addition to Motorola's rights to representation based on its holdings of Class 1 Interests) to appoint one additional director to the Boards of Directors of Parent and Iridium any time the Motorola exposure exceeds $275 million, and the right to appoint a second additional director to the Boards of Directors of Parent and Iridium any time the Motorola exposure exceeds $750 million. In addition, while Motorola has agreed to consent to (i) a $350 million increase in the amount of guaranteed borrowings available under the guaranteed bank facilities (or a new credit facility with terms (other than pricing) identical in all material respects) and (ii) an extension of the maturity of the $275 million revolving credit facility component of the guaranteed bank facilities, there can be no assurance that the lenders under the guaranteed credit facilities would agree to such amendments or that such a new credit facility would be available.

    Motorola's obligation to defer receipt of up to $400 million in payment under the O&M contract is unconditional. All of Motorola's other obligations under the Motorola MOU, including, without limitation, its obligation to consent to and agree to an amendment to the guaranteed bank facilities and the related guarantee agreement (or to enter into a new bank credit facility and guarantee agreement on the same material terms (other than principal)) that together provide for a $350 million increase in the Motorola guaranteed borrowings available thereunder, are conditioned on Iridium complying with the terms of the Motorola MOU, Motorola ARG, the O&M contract and other agreements with Motorola, including Iridium's payment obligations under each such agreement.

Notes Payable

    On July 16, 1997, the Parent, IWCL and Iridium Capital Corporation completed an offering (the "High Yield Offering") of (i) 300,000 units, each consisting of $1,000 principal amount of 13% Senior Notes due 2005, Series A ("Series A Notes"), and one IWCL Warrant representing the right to purchase 5.2 shares of Class A Common Stock of IWCL, and (ii) $500 million aggregate principal amount of 14% Senior Notes due 2005, Series B ("Series B Notes"). Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Series A Notes and Series B Notes were assigned to Iridium. The Series A Notes and Series B Notes are guaranteed by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation. The aggregate net proceeds received were approximately $746 million. Interest on the Series A Notes and Series B Notes is payable in cash semi-annually on

January 15th and July 15th of each year, commencing on January 15, 1998. The notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series A Notes and Series B Notes mature on July 15, 2005.

    On October 17, 1997, the Parent and Iridium Capital Corporation completed an offering of $300 million principal amount of 11 1/4% Senior Notes due 2005, Series C ("Series C Notes"). Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Series C Notes were assigned to Iridium. The Series C Notes are guaranteed by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation. The net proceeds received were approximately $293 million. Interest on the Series C Notes is payable in cash semi-annually on January 15th and July 15th of each year, commencing on January 15, 1998. The Series C Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series C Notes mature on July 15, 2005.

    On May 13, 1998, Iridium and Iridium Capital Corporation completed an offering of $350 million principal amount of 10 7/8% Senior Notes due 2005, Series D ("Series D Notes"). The Series D Notes are guaranteed by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation. The Series D Notes have substantially the same terms as the Senior Notes other than interest rate and issue date. The net proceeds received were approximately $342 million. Interest on the Series D Notes is payable in cash semi-annually on January 15th and July 15th of each year, commencing on July 15, 1998. The Series D Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series D Notes mature on July 15, 2005.

    Notes payable, net of discounts, as of December 31, 1997 and 1998 consist of the following (in thousands):

                                                           1997              1998
                                                           ----              ----
13% Senior Notes due 2005, Series A...............    $   276,439        $   278,282
14% Senior Notes due 2005, Series B...............        477,849            479,565
11 1/4% Senior Notes due 2005, Series C...........        300,000            300,000
10 7/8% Senior Notes due 2005, Series D...........             --            347,888
                                                      -----------        -----------
                                                      $ 1,054,288        $ 1,405,735
                                                      ===========        ===========

Long-Term Debt Due to Members of the Parent

    During 1996, the Parent sold units to certain of its members and their affiliates; each unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Subordinated Discount Notes due 2006 (the "Notes") and one warrant to purchase 10.40775 Class 1 Interests of the Parent, for aggregate proceeds of approximately $238,453,000. Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Notes were assigned to Iridium. The Notes are unsecured and are subordinate to all senior debt of Iridium. The Notes fully accrete to an aggregate face value of $480,150,000 on March 1, 2001 and mature on March 1, 2006. Each Note accrues cash interest at a rate of 14 1/2% per annum, payable semi-annually commencing on September 1, 2001. The Notes will be subject to redemption, at the option of Iridium, at any time on or after March 1, 2001. The warrants, which entitle the holder to purchase Class I Interests at an exercise price of $.01 per interest, are exercisable on March 1, 2001 and expire on March 1, 2006. The Parent recognized the estimated fair market value of these warrants of $31,761,000 as an addition to members' equity.

Future Principal Payments

    Future scheduled principal payments of long-term debt are as follows (in thousands):

        YEAR ENDING DECEMBER 31,              AMOUNT
---------------------------------------    ------------
  1999.................................     $      --
  2000.................................     1,056,000
  2001.................................       155,000
  2002.................................            --
  2003.................................            --
  2004 and beyond......................     1,930,000
                                           ----------
                                           $3,141,000
                                           ==========

6.  INCOME TAXES

    From inception through July 29, 1996, Iridium, Inc. was subject to U.S. Federal and state and local income taxes directly, and accordingly, recognized provisions for income taxes for U.S. Federal and for all state and local jurisdictions. Subsequent to the merger of Iridium, Inc. into a limited liability company, the Parent is no longer subject to U.S. Federal income tax directly; however, the Parent is subject to District of Columbia franchise taxes.

    The Parent's provision for income taxes for the years ended December 31, 1996, 1997, and 1998 consists of the following (in thousands):

                                     1996      1997       1998
                                     ----      ----       ----
 Current
   -- Federal................   $   3,435     $  --      $  --
   -- State and Local........       1,154        --         --
 Deferred
   -- Federal................          --        --         --
   -- State and Local........          --        --         --
                                ---------     -----      -----
                                $   4,589     $  --      $  --
                                =========     =====      =====

    The primary reconciling differences between income tax expense and the amount of tax benefit that would be expected to result by applying the Federal statutory rate of 35% to the loss before income taxes for the period from January 1, 1996 to July 29, 1996 (the date of the merger of Iridium, Inc. into Iridium) relate to the capitalization for tax purposes of certain start-up expenditures, and state and local taxes. Subsequent to the date of the merger of Iridium, Inc. into the Parent, the Parent recognizes deferred taxes for those jurisdictions for which the Parent is taxed directly, resulting in a deferred tax asset for capitalized start-up expenditures and depreciation of $34,599,000 and $59,660,000 at December 31, 1997 and 1998, respectively, for which a 100% valuation allowance has been established.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented in making this assessment.

7.  TRANSACTIONS WITH MEMBERS

Management Services Agreement

    In connection with the IWCL IPO, the Parent and IWCL entered into a Management Services Agreement. The Management Services Agreement was amended and restated in connection with the Asset Drop-Down Transaction to add Iridium as a party.

    Pursuant to the Management Services Agreement, the Parent has agreed to supervise and manage the day-to-day activities of Iridium. Among other things, the Parent is responsible for administering the following functions of Iridium: contract administration (including the Space System Contract, the TNDC and the O&M Contract), treasury, accounting, legal, tax, insurance, licenses and permits and securities law compliance. The Parent similarly has agreed to supervise and manage the day-to-day operations of IWCL. Among other things, the Parent is responsible for administering the following functions of IWCL: treasury, accounting, legal, tax, insurance, licenses and permits and securities law compliance. In addition, Parent has agreed to advance funds to IWCL in the event that IWCL does not have sufficient funds to pay income or similar taxes. The Parent does not receive fees or reimbursement from IWCL for its services to IWCL under the Management Services Agreement; however, the cost of such services provided to IWCL to date is not significant.

    In return for such services, Iridium has agreed to provide sufficient funds, on a cost reimbursable basis, to the Parent to enable the Parent to manage the business and operations of each of Iridium and IWCL, including payments of Parent's obligations to its employees, consultants and directors, and payments for Parent's office space and equipment, sales, general operating and administrative expenses, insurance and its obligations under certain contracts.

Support Agreement

    Under a Support Agreement, Motorola provides certain general and administrative support to the Parent and its subsidiaries. On a cost reimbursable basis, Motorola has provided payroll processing and related benefits to the Parent employees, processed payments to certain contractors providing support to the Parent, and provided other administrative support. In connection with the Asset Drop-Down Transaction, the Parent assigned the Support Agreement to Iridium. The amounts and nature of such costs for the years ended December 31, 1996, 1997 and 1998 consist of the following (in thousands):

                          1996      1997      1998
                         ------    ------    ------
Consulting...........    $  826    $  643    $  244
Other................        26         5        --
                         ------    ------    ------
                         $  852    $  648    $  244
                         ======    ======    ======

    As of December 31, 1997, and 1998, the balance payable to Motorola under the Support Agreement was $0 and $244,000, respectively.

Space System Contract

    The Parent entered into the Space System Contract with Motorola to design, develop, produce and deliver the Space Segment component of the Iridium System. In connection with the Asset Drop-Down Transaction, the Parent assigned the Space System Contract to Iridium. Under this fixed priced contract, Motorola constructed the space vehicles, placed them into low-earth orbits and constructed the related ground segments for a contract price of $3.45 billion (subject to certain adjustments). For the years ended December 31, 1996, 1997, and 1998, $836 million, $577 million, and $574 million, respectively, was incurred under the Space System Contract. Such costs are capitalized as system under construction in the accompanying consolidated balance sheets and are transferred to property and equipment as the underlying assets are placed into service. As of December 31, 1997 and 1998, the balance payable to Motorola under the Space System Contract was $0, and $55 million, respectively. The remaining $55 million obligation, under the Space System Contract, is expected to be paid in 1999.

Terrestrial Network Development Contract

    The Parent entered into the Terrestrial Network Development Contract ("TNDC") with Motorola for an original amount of $160 million. In connection with the Asset Drop-Down Transaction, the Parent assigned the TNDC to Iridium. Under the TNDC, Motorola is designing and developing the terrestrial gateway hardware and software. The payments under the original contract are tied to the completion of milestones specified in the contract. During 1996, the TNDC was amended to obligate Motorola to provide additional services and support under the TNDC in exchange for an additional $18.9 million. During 1997 and 1998, the TNDC was further amended to obligate Motorola to provide additional services and support bringing the total contract price of the TNDC to $356 million. Certain of the Parent's members will own the individual gateways and will have no obligation to Iridium or the Parent for any of the amounts due to Motorola under the TNDC. For the years ended December 31, 1997 and 1998, Iridium incurred $74 million and $174 million, respectively, under the TNDC. Such costs are capitalized as system under construction in the accompanying consolidated balance sheets and are transferred to property and equipment as the underlying assets are placed into service. As of December 31, 1997 and 1998, the balance payable to Motorola under the TNDC was $11 million and $76 million, respectively. The aggregate fixed and determinable portion of all remaining obligations under the TNDC, assuming that all obligations are settled in cash, is $130 million, of which $120 million is expected to be paid in 1999 and the remaining $10 million in 2000.

Operations and Maintenance Contract

    To provide for the operations and maintenance of the space segment upon completion of the Space System Contract, the Parent entered into the Operations and Maintenance Contract ("O&M") with Motorola. In connection with the Asset Drop-Down Transaction, the Parent assigned the O&M contract to Iridium. This contract obligates Motorola for a period of five years after completion of the final milestone under the Space System Contract to operate the Space System, and to exert its best efforts to monitor, upgrade and replace hardware and software of the space segment (including the individual space vehicles) at specified levels, in exchange for specified monthly payments. Such payments are expected to aggregate approximately $2.89 billion. During 1996, a two-year option agreement was entered into for the extension of the O&M contract with Motorola after the completion of the initial five-year term. If such option is exercised, Iridium will be obligated to make monthly payments expected to aggregate an additional $1.34 billion. The contract commenced in November 1998. Iridium capitalized $46 million of costs in 1998 that pertain to hardware and software components of the space segment that extend its useful life. The portion of the costs of the O&M associated with day-to-day operations in 1998 was $50.4 million and was expensed as incurred. Under the Motorola MOU, Motorola has agreed to permit Iridium to defer its obligations to up to an aggregate of $400 million of payments due to Motorola under the O&M Contract until December 29, 2000. As of December 31, 1998, Iridium has deferred payment of $86 million of its obligations under the O&M Contract and expects to defer an aggregate of $400 million of such obligations prior to September 1, 1999. Under the O&M, the Parent is required to compensate Motorola with cash and equity compensation. The remaining aggregate fixed and determinable portion of all obligations under the O&M, excluding vendor financing and the optional two-year extension, is expected to be as follows (in thousands):

     YEAR ENDING DECEMBER 31,               AMOUNT
--------------------------------------   ------------

  1999................................        537,000
  2000................................        557,000
  2001................................        581,000
  2002................................        605,000
  2003 (10 months only)...............        525,000
                                         ------------
                                         $  2,805,000
                                         ============

Gateway Owners Incentives

    The Parent agreed to issue warrants to purchase 300,000 Class 1 Interests to each gateway owner whose specified gateway activities were completed on schedule, and warrants to purchase 7,500 Class 1 Interests for each $1 million of cumulative Iridium System service revenue generated within 15 months of commercial activation, but in no event will warrants to purchase more than an aggregate of 9,165,000 Class 1 Interests be issued to all gateway owners. In 1998, the Parent authorized the issuance of 3.3 million warrants for those gateways in compliance with the schedule at an exercise price of $.00013 per interest, no warrants have been issued related to service revenues through December 31, 1998. The warrants have terms identical to those issued to Motorola under the Guarantee Agreement (see Note 5). In 1998, the Parent expensed $37,917,000 in connection with these warrants.

8.  EMPLOYEE BENEFITS

    The Parent has adopted a comprehensive performance incentive and retirement benefit package. The performance incentive program became effective in 1993, while the various retirement plans became effective on February 1, 1994.

Incentive Programs

    The Parent has established short and long-term incentive plans primarily based on employee performance. Effective December 31, 1995, the Parent terminated the long-term incentive plan. The remaining liability of the long-term incentive plan is approximately $1,738,000 and $1,745,000 as of December 31, 1997 and 1998, respectively, and was paid in January of 1999. Under these plans, the Parent incurred expenses of approximately $1,252,000, $3,412,000, and $5,800,000 for the years ended December 31, 1996, 1997, and
1998, respectively.

401(k) Employee Retirement Savings Plan

    The Parent adopted a 401(k) employee retirement savings plan in 1994 covering all employees. Through 1997, the Parent made matching contributions to this qualified plan on behalf of participating employees up to 3% of employees' compensation. During 1998, in accordance with plan amendments, the Parent made matching payments equal to 50% of employee contributions up to certain limits. Employee contributions to the plan vest immediately. The Parent's contributions vest ratably over a seven-year period, including service credit for any prior employment with Motorola. Under this plan, the Parent has incurred expenses of approximately $288,000, $558,000, and $1,539,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

Retirement Plans

    All employees of the Parent are covered by a non-contributory defined benefit retirement plan. Vesting in plan benefits generally occurs after five years. Benefits under the plan are based on years of credited service (including any prior employment with Motorola), age at retirement and the average earnings over the last four years. The plan is funded annually in accordance with the Employee Retirement Income Security Act of 1974.

    The Parent adopted non-qualified defined benefit plans covering employees earnings in excess of the maximum amounts which may be considered under the qualified plan.

    The net periodic pension cost recognized under the plans was approximately $1,925,000, $2,420,000, and $6,847,000 for the years ended December 31, 1996,
1997, and 1998, respectively. For the years ended December 31, 1997 and 1998, the amounts provided to cover taxes associated with the plan benefits were $693,000, and $1,411,000, respectively. In addition, the Parent recorded an additional minimum pension liability adjustment of $90,000 and a reduction adjustment of $1,170,000 for the years ended December 31, 1997 and 1998, respectively, for its non-qualified plans. The additional minimum pension liability is included as an increase (decrease) to members' equity.

Summary of Defined Benefit Plans

    Benefit obligations for the qualified and non-qualified defined benefit plans in total for the years ended December 31, 1996, 1997, and 1998, are as follows (in thousands):

                                                1996                                1997                          1998
                                   -------------------------------     -----------------------------  ----------------------------
                                      QUALIFIED     NON-QUALIFIED       QUALIFIED      NON-QUALIFIED    QUALIFIED    NON-QUALIFIED
                                   --------------  ---------------     --------------  -------------  -------------  -------------
Benefit obligation at end of
  prior year...................    $       1,602      $     4,404       $      2,554    $    5,179      $   4,722      $    5,039
Service cost...................              789              438              1,291           513          3,162           2,453
Interest cost..................              133              339                206           285            381             600
Plan amendments................               --               --                 --            --             --           1,149
Net actuarial (gain)/loss......               30               (2)               671           595          1,876           3,624
Benefits paid..................               --               --                 --            --           (20)             (1)
Curtailments and/or
  settlements..................               --               --                 --        (1,533)            --              --
                                    ------------     ------------      -------------    ----------      ---------      ----------
Benefit obligation at end of
  year.........................     $      2,554     $      5,179      $       4,722    $    5,039      $  10,121      $   12,864
                                    ============     ============      =============    ==========      =========      ==========

    Plan assets for the qualified and non-qualified defined benefit plans in total for the years ended December 31, 1996, 1997 and 1998, are as follows (in thousands):

                                              1996                          1997                           1998
                                   --------------------------   ----------------------------    ----------------------------
                                   QUALIFIED    NON-QUALIFIED    QUALIFIED     NON-QUALIFIED     QUALIFIED     NON-QUALIFIED
                                   ---------    -------------   -----------    -------------    -----------    -------------
Fair value of assets at end of
  prior year...................    $   1,186      $     --      $    1,931     $        --      $  3,757        $       --
Actual return on plan assets             217            --             477              --           713                --
Employer contribution..........          528            --           1,363           1,418           240                 1
Benefits paid..................           --            --             (14)         (1,418)          (20)               (1)
                                   ---------      --------      ----------      ----------      --------       -----------
Fair value of assets at end of
  year.........................    $   1,931      $     --      $    3,757      $       --      $  4,690        $       --
                                   =========      ========      ==========      ==========      ========        ==========

    Pension cost for the qualified and non-qualified defined benefit plans in total for the years ended December 31, 1996, 1997 and 1998, are as follows (in thousands):

                                                 1996                                1997                            1998
                                    -----------------------------    -------------------------------    --------------------------
                                     QUALIFIED      NON-QUALIFIED      QUALIFIED     NON-QUALIFIED      QUALIFIED    NON-QUALIFIED
                                    ------------    -------------    -------------  ----------------    -----------  -------------
Service cost...................     $       789     $         438    $      1,292    $         512    $    3,162        $2,453
Interest cost on projected
  benefit obligation...........             133               339             206              285           381           599
Actual return on assets........             (82)               --            (138)              --          (261)           --
Amortization of actuarial loss.              --                51              --                6            33           133
Amortization of unrecognized
  prior service costs..........              --                --              --               --            --            99
Amortization of transition
  obligation...................              19               238              19              238            19           229
                                    -----------     -------------    ------------    -------------    ----------   -----------
Net periodic cost..............     $       859     $       1,066    $      1,379    $       1,041    $    3,334   $     3,513
                                    ===========     =============    ============    =============    ==========   ===========

    The following table describes the funded status of the plans at December 31, 1997 and 1998 (in thousands). The actuarial calculations were determined by consulting actuaries:

                                                               1997                                1998
                                                  ------------------------------      -------------------------------
                                                    QUALIFIED      NON-QUALIFIED        QUALIFIED       NON-QUALIFIED
                                                  -------------    -------------      -------------     -------------
Accumulated present value of obligations:
Accumulated benefit obligation, including
  vested benefits..........................       $    (3,334)     $   (2,269)        $    (6,933)      $     (6,822)
                                                  ===========      ==========         ===========       ============
Projected benefit obligation for service
  rendered to date.........................       $    (4,722)     $   (5,039)        $   (10,121)      $    (12,864)
Plan assets at fair value..................             3,757              --               4,690                 --
                                                  -----------      ----------         -----------       ------------
Projected benefit obligation in excess of
  plan assets..............................              (965)         (5,039)             (5,431)           (12,864)
Unrecognized prior service costs...........                --              --                  --              1,050
Unrecognized transition obligation.........               302           2,123                 283              1,894
Unrecognized net (gain) loss...............               118             870               1,508              4,361
                                                  -----------      ----------         -----------       ------------
Accrued pension cost.......................              (545)         (2,046)             (3,640)            (5,559)
Adjustment required to recognize minimum
  liability................................                --            (643)                 --             (1,813)
                                                  -----------      ----------         -----------       ------------
Pension liability..........................       $      (545)     $   (2,689)        $    (3,640)      $     (7,372)
                                                  ===========      ==========         ===========       ============
Actuarial assumptions:

Discount rate..............................                 7%              7%                6.5%               6.5%
Long-term rate of return...................                 8%              8%                  8%                 8%
Salary increases...........................                 5%            7.5%                  5%               7.5%

Option Plan of Iridium LLC

    The Parent has established a plan under which executive officers and managers of the Parent are awarded options to purchase Class A Common Stock (the "Option Plan") of IWCL. The Option Plan covers 5,625,000 shares of Class A Common Stock of IWCL. The Option Plan also permits the award of stock appreciation rights in connection with any grant of options. As of December 31, 1997 and 1998, options covering 2,004,556 and 2,673,648 shares, respectively, of Class A Common Stock of IWCL had been granted. As of that date, no stock appreciation awards had been granted. The right to exercise the options vests, pro rata, over a period of five years. Pursuant to the Share Issuance Agreement, IWCL has agreed that upon the exercise of any options, it will issue to the Parent, for delivery to an exercising option holder, the number of shares of Class A Common Stock of IWCL covered by the exercised options and the Parent has agreed to simultaneously deliver to IWCL a like number of Class 1 Interests, subject to anti-dilution adjustments. The exercise price of the option will be paid to the Parent and will represent payment for the Class A Common Stock by the exercising option holder and for the Class 1 Interests by IWCL.

    As of December 31, 1997 and 1998, 2,625,000 and 5,625,000 Class 1 Interests respectively, have been reserved for issuance to IWCL in connection with the Option Plan. As permitted by Statement 123, the Parent applies the intrinsic value method in accounting for compensation cost under this plan. Accordingly, no compensation expense is recognized for options to acquire Class A Common Stock of IWCL granted at an exercise price equal to or exceeding the fair market value as of the date of grant. For the years ended December 31, 1997 and 1998, the Parent recognized $152,000 and $292,000, respectively, in compensation expense for options to acquire Class A Common Stock of IWCL granted at an exercise price that was below fair market value at the date of grant. Had compensation cost been determined in accordance with the fair value method of Statement 123, the Parent's net loss and net loss per Class 1 Interest would have been increased to the pro forma amounts indicated below (in thousands except per interest data) for the years ended December 31, 1997 and 1998:

                                        1997                1998
                                    -------------      ---------------
Net loss
  As reported...................    $  (293,553)        $ (1,252,801)
  Pro forma.....................       (296,132)          (1,258,190)
Net loss per Class 1 Interest
  As reported...................    $      2.25         $       8.91
  Pro forma.....................           2.27                 8.95

    During 1997 and 1998, the fair value of options granted are estimated on the dates of the grants using the Black-Scholes Option Pricing Model with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 45% in 1997 and 63% in 1998, risk-free interest rates from 5.97% to 6.76% in 1997 and 4.14% to 5.46% in 1998, and expected life of five years. The effects on compensation cost as determined under Statement 123 on net loss in 1997 and 1998 may not be representative of the effects on pro forma net income (loss) for future periods. The weighted-average contractual life for options outstanding at December 31, 1997 and 1998 was 8.92 and 8.23 years, respectively.

    A summary of the Parent's stock option activity, and related information for the years ended December 31, 1997 and 1998 follows:

                                                                1997                                 1998
                                                 --------------------------------      --------------------------------
                                                                       WEIGHTED                               WEIGHTED
                                                    INTERESTS           AVERAGE           INTERESTS            AVERAGE
                                                      UNDER            EXERCISE             UNDER             EXERCISE
                                                     OPTION              PRICE             OPTION               PRICE
                                                 -----------------    -----------      ----------------     -----------
Outstanding -- beginning of year..........              729,750        $  13.33             2,004,556        $  13.92
  Granted.................................            1,309,775           14.24               626,998           33.17
  Exercised...............................               (3,262)          13.33               (78,586)          13.73
  Forfeited...............................              (31,707)          13.33               (83,158)          21.15
                                                 --------------        --------        --------------        --------
Outstanding -- end of year................            2,004,556        $  13.92             2,469,810        $  18.58
                                                 ==============        ========        ==============        ========
Options exercisable at end of year........              397,145        $  13.33               827,777        $  16.20
Weighted-average fair value of options
  granted during the year.................       $         8.35                        $        19.39

    The range of exercise prices of options outstanding at December 31, 1997 and 1998 are as follows:

              1997                                 1998
------------------------------          ------------------------------
                                                           RANGE OF
                      EXERCISE                             EXERCISE
  OPTIONS              PRICES             OPTIONS           PRICES
-----------          ---------          ------------    --------------
  1,972,556           $13.33              1,844,384       $13.33
      2,000            20.00                571,926       20.00-32.75
     30,000            52.50                 53,500       37.88-57.13
-----------                             -----------
  2,004,556                               2,469,810

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and estimated fair values of financial instruments as of December 31, 1997 and 1998 (in thousands):

                                                         1997                                1998
                                            -------------------------------      ---------------------------
                                               CARRYING          FAIR              CARRYING          FAIR
                                                AMOUNT           VALUE              AMOUNT           VALUE
                                            --------------    -------------      ------------    -----------
Bank facilities.......................      $     560,000     $     560,000      $ 1,125,000     $1,125,000
Long-term debt due to Members.........            273,302           273,302          323,484        323,484
Senior Notes, Series A, B, C and D....          1,054,288         1,156,000        1,405,735      1,034,754

    The fair value of long-term debt is estimated based on the quoted market prices or on current rates offered for similar debt. The carrying amounts of due from affiliates and accounts payable and accrued expenses approximate their fair market value as of December 31, 1997 and 1998 because of the relatively short duration of these financial instruments.

10. COMMITMENTS

Operating Leases

    The Parent leases office space and equipment under non-cancelable operating lease agreements. Future minimum payments under all operating lease arrangements are as follows (in thousands):

         YEAR ENDING DECEMBER 31,            AMOUNT
---------------------------------------   ------------
  1999.................................    $10,697,000
  2000.................................     10,437,000
  2001.................................      7,475,000
  2002.................................      5,980,000
  2003.................................      6,026,000
  2004 and beyond......................      2,696,000
                                           -----------
                                           $43,311,000
                                           ===========

    Rental expense under operating leases for the years ended December 31, 1996, 1997, and 1998 was approximately $1,194,000, $7,821,000 and $10,149,000, respectively.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

IN THOUSANDS, EXCEPT MEMBER INTEREST DATA:

    The following is a summary of results of operations for each of the quarters during 1996:

                                           FIRST            SECOND             THIRD            FOURTH            TOTAL
                                          QUARTER           QUARTER           QUARTER           QUARTER            YEAR
                                      ---------------    --------------    --------------    --------------    -------------
Operating expenses.................   $     8,410        $    10,321       $    19,621       $   33,052        $    71,404
Net loss...........................         7,663              9,840            24,232           31,863             73,598
Net loss applicable to Class 1
 Interests.........................         7,663             10,679            25,812           33,096             77,250
Net loss per Class 1 Interest......          0.07               0.09              0.21             0.28               0.64

    The following is a summary of results of operations for each of the quarters during 1997:

                                          FIRST            SECOND           THIRD          FOURTH            TOTAL
                                         QUARTER          QUARTER          QUARTER         QUARTER           YEAR
                                      -------------     ------------     -----------     -------------   -------------
Operating expenses.................   $   36,054        $   48,414       $  84,997       $   127,133     $   296,598
Net loss...........................       35,928            47,926          84,095           125,604         293,553
Net loss applicable to Class 1
  Interests........................       37,602            49,242          85,412           127,000         299,256
Net loss per Class 1 Interest......         0.31              0.40            0.60              0.90            2.25

    The following is a summary of results of operations for each of the quarters during 1998:

                                      FIRST         SECOND            THIRD         FOURTH            TOTAL
                                     QUARTER        QUARTER          QUARTER        QUARTER           YEAR
                                    ---------    ------------      -----------    ------------    --------------
Revenues........................    $     --     $         --      $       --     $       186     $         186
Operating expenses..............     168,302          189,509         281,726         348,236           987,773
Net loss........................     203,566          244,775         364,381         440,079         1,252,801
Net loss applicable to Class 1
  Interests.....................     205,013          246,274         365,934         441,689         1,258,910
Net loss per Class 1 Interest...        1.45             1.74            2.59            3.12              8.91

12. SUBSEQUENT EVENT

    On January 21,1999, IWCL issued 7,500,000 shares of Class A Common Stock resulting in net proceeds of $242,400,000. Pursuant to the 1997 Subscription Agreement between IWCL and Iridium LLC, such proceeds were used to purchase 7,500,000 Class I Interests in the Parent. The proceeds from this secondary offering will be used to partially fund operations in 1999.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Member
Iridium Operating LLC and subsidiaries:

     We have audited the accompanying consolidated balance sheets of Iridium Operating LLC and subsidiaries (a wholly-owned subsidiary of Iridium LLC) (a development stage limited liability company) as of December 31, 1997 and 1998, and the related consolidated statements of loss, member's equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998, and for the period June 14, 1991 (inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iridium Operating LLC and subsidiaries (a development stage limited liability company) as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, and for the period June 14, 1991 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.


                                                                        KPMG LLP


McLean, Virginia
January 14, 1999

                             IRIDIUM OPERATING LLC
                  (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                       DECEMBER 31,
                                                                                ---------------------------
                                                                                   1997             1998
                                                                                ----------       ----------
ASSETS
Current assets:
  Cash and cash equivalents.............................................        $    5,940       $   24,756
  Restricted cash ......................................................           350,220               --
  Accounts receivable, net of allowance of $93 in 1998..................                --               93
  Due from affiliates...................................................            13,604           17,031
  Prepaid expenses and other current assets.............................             6,612           15,021
                                                                                ----------       ----------
          Total current assets..........................................           376,376           56,901
Property and equipment, net.............................................         1,526,326        3,584,209
System under construction ..............................................         1,625,054               --
Other assets ...........................................................           114,831           97,237
                                                                                ----------       ----------
          Total assets..................................................        $3,642,587       $3,738,347
                                                                                ==========       ==========

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.................................        $  106,794       $  165,539
  Due to Parent's Member, current portion ..............................            10,601          131,532
  Bank facilities, current portion .....................................           350,000               --
                                                                                ----------       ----------
          Total current liabilities.....................................           467,395          297,071
Bank facilities, net of current portion ................................           210,000        1,125,000
Long-term debt due to Parent's Members .................................           273,302          323,484
Notes payable, principal amounts of $1,100,000 and $1,450,000 ..........         1,054,288        1,405,735
Due to Parent's Member, net of current portion..........................                --           86,240
Other liabilities ......................................................             6,065           24,202
                                                                                ----------       ----------
          Total liabilities.............................................         2,011,050        3,261,732
                                                                                ----------       ----------
Commitments and Contingencies
Member's equity:
  Member's Interest.....................................................         2,059,421        2,158,178
  Deficit accumulated during the development stage......................          (427,241)      (1,679,750)
  Other comprehensive income-adjustment for minimum pension
   liability ...........................................................              (643)          (1,813)
                                                                                ----------       ----------
          Total member's equity.........................................         1,631,537          476,615
                                                                                ----------       ----------
          Total liabilities and member's equity.........................        $3,642,587       $3,738,347
                                                                                ==========       ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                             IRIDIUM OPERATING LLC
                  (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                        CONSOLIDATED STATEMENTS OF LOSS
                                 (IN THOUSANDS)


                                                                          YEAR ENDED DECEMBER 31,                 PERIOD FROM
                                                      -------------------------------------------------------    JUNE 14, 1991
                                                                                                              (INCEPTION) THROUGH
                                                              1996              1997                 1998      DECEMBER 31, 1998
                                                      ---------------   ----------------     ---------------- -------------------
Revenues..........................................    $            --   $             --     $            186  $            186
Operating expenses:
  Sales, general and administrative...............             70,730            177,322              435,569           748,718
  Depreciation and amortization...................                674            119,124              551,912           551,912
                                                      ---------------   ----------------     ----------------  ----------------
          Total operating expenses................             71,404            296,446              987,481         1,422,059
                                                      ---------------   ----------------     ----------------  ----------------
Operating loss....................................             71,404            296,446              987,295         1,421,873
Other income and expenses:
  Interest (income) expense, net..................             (2,395)            (3,045)             265,214           249,906
                                                      ---------------   ----------------     ----------------  ----------------
Loss before provision for income taxes............             69,009            293,401            1,252,509         1,671,779
Provision for income taxes .......................              4,589                 --                  --              7,971
                                                      ---------------   ----------------     ----------------  ----------------
Net loss..........................................    $        73,598   $        293,401     $      1,252,509  $      1,679,750
                                                      ===============   ================     ================  ================

       The accompanying notes are an integral part of these consolidated financial statements.

                             IRIDIUM OPERATING LLC
                  (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (DEFICIT)
                                (IN THOUSANDS)


                                                                    ADJUSTMENT           DEFICIT
                                                                        FOR            ACCUMULATED
                                                   MEMBER'S           MINIMUM           DURING THE
                                                   INTEREST           PENSION          DEVELOPMENT
                                                    AMOUNT           LIABILITY            STAGE          TOTAL
                                               ----------------  ----------------  ----------------  ---------------
Inception June 14, 1991.....................        $       --    $          --      $          --    $          --
Net loss....................................                --               --               (757)            (757)
                                                    ----------    -------------      -------------    -------------
BALANCE, December 31, 1991..................                --               --               (757)            (757)
Net loss....................................                --               --             (8,773)          (8,773)
                                                    ----------    -------------      -------------    -------------
BALANCE, December 31, 1992..................                --               --             (9,530)          (9,530)
Net loss....................................                --               --             (5,309)          (5,309)
                                                    ----------    -------------      -------------    -------------
BALANCE, July 29, 1993......................                --               --            (14,839)         (14,839)
Contributions by Parent.....................           316,071               --                 --          316,071
Net loss....................................                --               --             (6,924)          (6,924)
                                                    ----------    -------------      -------------    -------------
BALANCE, December 31, 1993..................           316,071               --            (21,763)         294,308
Contributions by Parent.....................           516,339               --                 --          516,339
Net loss....................................                --               --            (14,834)         (14,834)
                                                    ----------    -------------      -------------    -------------
BALANCE, December 31, 1994..................           832,410               --            (36,597)         795,813
Contributions by Parent.....................           633,507               --                 --          633,507
Net loss....................................                --               --            (23,645)         (23,645)
Adjustment for minimum pension liability....                --           (1,065)                --           (1,065)
                                                    ----------    -------------      -------------    -------------
BALANCE, December 31, 1995..................         1,465,917           (1,065)           (60,242)       1,404,610
Contributions by Parent.....................           240,685               --                 --          240,685
Net loss....................................                --               --            (73,598)         (73,598)
Adjustment for minimum pension liability....                --              332                 --              332
                                                    ----------    -------------      -------------    -------------
BALANCE, December 31, 1996..................         1,706,602             (733)          (133,840)       1,572,029
Contributions by Parent.....................           352,819               --                 --          352,819
Net loss....................................                --               --           (293,401)        (293,401)
Adjustment for minimum pension liability....                --               90                 --               90
                                                    ----------    -------------      -------------    -------------
BALANCE, December 31, 1997..................         2,059,421             (643)          (427,241)       1,631,537
Contributions by Parent.....................            98,757               --                 --           98,757
Net Loss....................................                --               --         (1,252,509)      (1,252,509)
Adjustment for minimum pension liability....                --           (1,170)                --           (1,170)
                                                    ----------    --------------     -------------    --------------
BALANCE, December 31, 1998..................        $2,158,178    $      (1,813)     $  (1,679,750)   $     476,615
                                                    ==========    ==============     ==============   =============

       The accompanying notes are an integral part of these consolidated financial statements.

                              IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                 (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       YEAR ENDED DECEMBER 31,                   PERIOD FROM
                                                           ------------------------------------------------     JUNE 14, 1991
                                                                                                                 (INCEPTION)
                                                                                                                   THROUGH
                                                                 1996             1997            1998        DECEMBER 31, 1998
                                                           ---------------  ----------------  -------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................. $     (73,598)  $    (293,401)      $(1,252,509)        $(1,679,750)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization..........................           674         119,124            551,912             673,341
    Interest converted to debt.............................            --              --            143,966             143,966
    Expense recognized for warrants issued in
      connection with debt guarantee.......................        25,719          55,615             46,707             128,041
    Loss on disposal of assets.............................            --              87                 --                  87
    Changes in assets and liabilities:
      Increase in accounts receivable......................
      Decrease (Increase) in prepaid expenses and                      --              --               (93)                (93)
        other current assets...............................        (6,281)            542            (8,409)            (15,021)
      Increase in due from affiliates......................        (3,476)        (10,128)           (3,427)            (17,031)
      Increase in other assets.............................        (4,079)         (2,286)             (431)            (19,090)
      Increase in accounts payable and accrued expenses....        12,968          30,857             23,976              72,770

      (Decrease) Increase in other liabilities.............         2,739          (1,493)             7,959              13,944
                                                            -------------   -------------     --------------       -------------
         Net cash used in operating activities.............       (45,334)       (101,083)         (490,349)           (698,836)
                                                            -------------   -------------     --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................      (902,232)       (861,563)         (751,790)         (3,866,480)
                                                            -------------   -------------     --------------       -------------
         Net cash used in investing activities.............      (902,232)       (861,563)         (751,790)         (3,866,480)
                                                            -------------   -------------     --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Parent's Class 1
    and Class 2 Interests..................................       183,205         283,191             49,081           1,981,392
  Net proceeds from issuance of senior notes and warrants..       238,453       1,039,189            341,317           1,618,959
  Borrowings under guaranteed bank line of credit..........       505,000         655,000            971,500           2,131,500
  Payments under guaranteed bank line of credit............            --        (950,000)          (556,500)         (1,506,500)
  Borrowings under senior secured line of credit...........            --         350,000            560,000             910,000
  Payments under senior secured line of credit.............            --              --           (410,000)           (410,000)
  Restricted cash (Increase) Decrease......................            --        (350,220)           350,220                  --
  Deferred financing costs.................................       (28,535)        (57,363)           (47,763)           (135,279)
  Transfer (to) from Parent................................            --          (3,100)             3,100                  --
                                                            -------------   -------------     --------------       -------------
         Net cash provided by financing activities.........       898,123         966,697          1,260,955           4,590,072
                                                            -------------   -------------     --------------       -------------
Increase (decrease) in cash and cash equivalents...........       (49,443)          4,051             18,816              24,756


CASH AND CASH EQUIVALENTS,
beginning of period........................................        51,332           1,889              5,940                  --
                                                            -------------   -------------     --------------       -------------

CASH AND CASH EQUIVALENTS, end of period................... $       1,889   $       5,940     $       24,756       $      24,756
                                                            =============   =============     ==============       =============


       The accompanying notes are an integral part of these consolidated financial statements.

                             IRIDIUM OPERATING LLC
                  (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

     Iridium Operating LLC ("Iridium"), a wholly-owned subsidiary of Iridium LLC (the "Parent") has completed its effort to develop and commercialize global wireless system -- the Iridium(R) Communications System (the "Iridium System") -- that enables subscribers to send and receive telephone calls virtually anywhere in the world -- all with one phone, one phone number and one customer bill. Iridium commenced commercial phone service on November 1, 1998 and commercial satellite paging service on November 15, 1998. Iridium is currently transitioning from a development stage limited liability company to an operating limited liability company.

     Iridium, Inc. was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U.S. and foreign investors. As a result of three private placements of equity, five supplemental private placements with certain additional equity investors and proceeds received from the initial public offering of common stock of Iridium World Communications Ltd. ("IWCL") (see note 3), Motorola's direct and indirect Class 1 Membership Interest ("Class 1 Interest") in the Parent has been reduced to approximately 19% as of December 31, 1998, before considering unexercised warrants held by Motorola.

     The Iridium System is subject to regulation by the Federal Communications Commission ("FCC"), and by foreign administrations and regulatory bodies. On January 31, 1995, Motorola obtained a license from the FCC to construct, launch and operate the Iridium System, subject to certain conditions.

     On July 29, 1996, the Parent was formed as a limited liability company, under the terms and conditions of the limited liability agreement ("LLC Agreement"), pursuant to the provisions of the Delaware limited liability company act. Also on July 29, 1996, Iridium, Inc. was merged with and into the Parent, with the Parent as the surviving entity. Concurrent with the merger, all shares of Common Stock of Iridium, Inc. were exchanged for Class 1 Interests in the Parent.

     On December 18, 1997, the Parent entered into an asset drop-down transaction ("the Asset Drop-Down Transaction") with Iridium Operating LLC ("Iridium"), a wholly-owned subsidiary of the Parent. Pursuant to the Asset Drop-Down Transaction, substantially all of the assets and liabilities of the Parent were transferred to Iridium, including, without limitation, all liabilities with respect to the outstanding 13% Senior Notes due 2005, Series A and 14% Senior Notes due 2005, Series B and the 11 1/4% Senior Notes due 2005, Series C (collectively, the "Senior Notes"). Pursuant to the indentures relating to the Senior Notes, Iridium has been substituted for the Parent, and the Parent has been released from all obligations under the indentures relating to the Senior Notes. All assets and liabilities were transferred to Iridium at the Parent's carrying value. Accordingly, unless otherwise specified, references within these notes to Iridium that relate to any action prior to the date of the Asset Drop-Down Transaction should be construed as references to the Parent, as predecessor of Iridium. As a result of the Asset Drop-Down Transaction, the Parent's only significant asset is its investment in Iridium.

     On December 22, 1998, the Parent entered into a stock purchase agreement with AT&T Wireless Services, Inc., ATGI, Inc. and Rogers Cantel Inc., pursuant to which Iridium agreed to purchase all of the outstanding capital stock of Claircom Communications Group, Inc., a provider of in-flight phone service for commercial and private aircraft. The estimated aggregate purchase price is approximately $65 million. The closing of this purchase is expected to occur in the latter half of 1999 and is subject to regulatory approval and certain other conditions.

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of Iridium and its wholly-owned subsidiaries, Iridium Capital Corporation, Iridium Roaming LLC, Iridium IP LLC, Iridium Facilities Corporation and Iridium Canada Facilities Inc. All significant intercompany transactions have been eliminated.

     The accompanying consolidated financial statements present the financial position and results of operations of Iridium for all prior periods as if the Asset Drop-Down Transaction with Iridium had occurred as of June 14, 1991 (inception).

Development Stage Enterprise

     Through the end of 1998, Iridium devoted its entire efforts to establishing and commercializing the Iridium System. Accordingly, Iridium's principal activities related to managing the design, construction and development of the system and preparing for its day-to-day operations. Iridium commenced commercial activation on November 1, 1998 and began the transition from a development stage enterprise to an operating company.

Management Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Iridium considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

     In 1997, restricted cash consisted of the first stage of borrowing under the $1 billion secured credit facility with a syndicate of lenders, led by Chase Securities, Inc., and Barclays Capital, a division of Barclays Bank PLC. The funds were restricted subject to Iridium meeting specified milestones. The milestones were met in January 1998 and the restriction was lifted.

Property and Equipment

     Property and equipment is carried at historical cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

               Satellites in service...................  5 years
               Ground segment in service...............  7 years
               Furniture, fixtures and equipment.......  5 years
               Leasehold improvements..................  Shorter of 5 years or remaining lease term

     The costs of constructing and placing satellites into service are capitalized. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service.

System Under Construction

     System under construction includes all costs incurred related to the construction of the space and ground components of the Iridium System. Depreciation expense is recognized on a satellite-by-satellite basis as the satellites are placed into service following delivery of each satellite to its mission orbit. Depreciation related to the ground control stations commenced with the placement in service of each station.

     A portion of interest costs incurred during the construction of the Iridium System were capitalized. Total interest costs in 1998 amounted to approximately 443,308,000. Interest cost capitalized for the years ended December 31, 1997 and 1998 was approximately $163,747,000 and $170,089,000, respectively. Interest costs amounting to $273,219,000 have been expensed as incurred in 1998. Interest paid for the years ended December 31, 1997 and 1998 was approximately $30,191,000 and $186,897,000, respectively.

     The costs capitalized in system under construction are transferred to property and equipment as the underlying assets are placed into service. As of December 31, 1998, all costs associated with the system have been placed into service.

     Iridium has adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121"). Statement 121 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted net cash flows associated with the asset are less than the asset's carrying amount. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair market value. The adoption of Statement 121 did not have a material impact on Iridium's results of operations for the years ended December 31, 1997 and 1998.

Deferred Financing Costs

     All costs incurred in connection with securing debt financing have been deferred and are amortized over the terms of the related debt in a manner that approximates the effective yield method. Costs for future debt financing are also deferred and are included in other non-current assets in the accompanying consolidated balance sheets. Total deferred financing costs, net of accumulated amortization, are approximately $113,394,000 and $96,136,000 at December 31, 1997 and 1998, respectively.

Income Taxes

     As a limited liability company with a single member, Iridium is not treated as a separate entity for Federal income tax purposes. Instead, the Parent reports Iridium's taxable income or loss in its Federal income tax return. Iridium, Inc. was subject to Federal, state and local income taxes directly. As a result of the merger of Iridium, Inc. with and into the Parent, the Parent became a limited liability company. As a limited liability company, the Parent is no longer subject to U. S. Federal income tax directly. Rather, each member of the Parent is subject to U.S. Federal income taxation based on its ratable portion of the Parent's income or loss. However, Iridium's primary operations are in the District of Columbia which does not recognize the limited liability status for tax purposes. Accordingly, Iridium is subject to District of Columbia franchise taxes directly. Iridium recognizes its provision for income taxes under the asset and liability method as if it filed its income tax returns on a separate basis. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenues

      Iridium recognizes revenue as phone and paging services are provided. Revenue in 1998 relates solely to satellite phone usage. Revenue is earned through Gateway owners whose subscribers utilize the phone and paging services. Gateway owners are also members of the Parent. Iridium has executed a 60-day settlement agreement with each of these Gateway owners for purposes of collecting earned revenues.

Operations and Maintenance Contract

     Iridium recognizes its obligations under the Operations and Maintenance Contract (Note 7) on a straight-lined basis over the term of the contract. Costs incurred under the contract that extend the useful life of the space system are capitalized and all other costs are expensed.

Other Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The amounts associated with the components of other comprehensive income relate to the Iridium's adjustment for minimum pension liability and are not material.

Reclassifications

     Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

3.   MEMBER'S EQUITY

     The sole member of Iridium is the Parent and the Parent holds all outstanding membership interests in Iridium. The limited liability company agreement of Iridium provides that the members of the Parent may manage Iridium only through their designated directors and have no authority in their capacity as members to act on the behalf of Iridium. The Parent is generally not liable for the debts, obligations or liabilities of Iridium.

     The Parent is entitled to receive dividends, as and when declared by the Iridium Board of Directors, in its discretion. In the event that the Parent is required by the terms of the Parent's Limited Liability Agreement to declare or pay a dividend to its members, Iridium is required to declare and pay a dividend to the Parent in the same amount. The Parent is currently required to declare and pay a dividend sufficient to assure that each non-U.S. Class 1 Member of the Parent receives and amount at least equal to the amount of such member's U.S. federal, state and local income tax liability resulting from allocations of the Parent's taxable income to such member. Iridium is presently restricted by the terms of certain of its debt obligations from declaring or paying dividends to the Parent in amounts in excess of those required to be made to the Parent.

4.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1998, consists of the following (in thousands):

                                                                               1997               1998
                                                                         ---------------    ---------------
              Space system in service.................................   $    1,624,120      $   3,481,482
              Terrestrial system asset................................               --            550,716
              Business support systems................................               --            176,624
              Office equipment and furniture..........................           13,920             37,450
              Leasehold improvements..................................            8,424              9,852
                                                                         --------------      -------------
                                                                              1,646,464          4,256,124
              Less-accumulated depreciation and amortization..........         (120,138)          (671,915)
                                                                         --------------      -------------
              Property and equipment, net.............................   $    1,526,326      $   3,584,209
                                                                         ==============      =============

5.   DEBT

Old Guaranteed Bank Facility

     On August 21, 1996, the Parent entered into a $750 million credit agreement (the "Old Guaranteed Bank Facility") with a group of banks led by The Chase Manhattan Bank, NA and Barclays Bank, PLC. On the same date, the Parent entered into the Guarantee Agreement whereby Motorola agreed to guarantee the entire $750 million commitment amount (the "Old Motorola Guarantee"). In connection with the Asset Drop-Down Transaction, the Parent's obligations under the Old Guaranteed Bank Facility were assigned to Iridium. The Old Guaranteed Bank Facility provided that Iridium could elect to borrow amounts at the then current short-term Eurodollar rate plus 1/4% or at the then current Base Rate (generally, the higher of the Federal Funds Rate as established by the Federal Reserve Bank of New York plus 0.50% or The Chase Manhattan Bank's prime commercial lending rate). Iridium also paid a commitment fee of 1/10 of 1% on any unused portion of the $750 million credit facility. Interest rates on the Old Guaranteed Bank Facility ranged from 5.63% to 8.50 % during 1997 and from 5.75% to 5.94% during 1996. On July 21, 1997, the commitment of the bank lenders under the Old Guaranteed Bank Facility was permanently reduced from $750 million to $655 million. On October 22, 1997, the commitment of the bank lenders under the Old Guaranteed Bank Facility was further permanently reduced to $450 million. At December 31, 1997, $210,000,000 was outstanding under the Old Guaranteed Bank Facility. Borrowings under the Old Guaranteed Bank Facility were to mature on June 30, 1999.

     On May 11, 1998, the Parent entered into a Memorandum of Understanding with Motorola (the "Old Motorola MOU") whereby Motorola conditionally agreed that it would (i) guarantee up to $350 million of additional indebtedness (including principal and interest) under the Old Guaranteed Bank Facility or another credit facility on identical terms, provided that borrowings under such additional indebtedness were made on or prior to February 28, 1999 and (ii) guarantee up to approximately $175 million of additional indebtedness (including principal and interest) under the Old Guaranteed Bank Facility or a credit agreement having identical terms as the Old Guaranteed Bank Facility (other than maturity). As discussed below, the Old Motorola MOU has been replaced with a new agreement.

     Under the Old Motorola Guarantee, the Parent was required to issue warrants to Motorola to purchase up to 11,250,000 Class 1 Interests and as consideration for its guarantee, Motorola earned 82,500 warrants for each year (or portion thereof) the $750 million guarantee was outstanding. Warrants earned were issued to Motorola on a quarterly basis. Each warrant entitled Motorola to purchase 75 Class 1 Interests at an exercise price of $0.00013 per interest, subject to anti-dilution adjustments. The warrants can be exercised after five years from date of issuance and expired ten years from date of issuance. Motorola earned 29,836, 64,518 and 9,472 warrants to purchase Class 1 Interests in accordance with the Old Motorola Guarantee Agreement during the years ended December 31, 1996, 1997 and 1998, respectively. Iridium recognized $25,719,000, $55,615,000 and $8,790,000 as an expense in the accompanying consolidated statements of operations to reflect the fair market value of the warrants earned by Motorola for the years ended December 31, 1996, 1997 and 1998, respectively. As discussed below, the Old Motorola Guarantee has been replaced with a new agreement.

New Guaranteed Bank Facility

     On December 23, 1998, Iridium replaced the Old Guaranteed Bank Facility with two new bank facilities that consist of a $475 million term credit facility that matures on December 29, 2000 and a $275 million revolving credit facility that matures on December 31, 2001, each with a different, but partially overlapping, syndicate of lenders. These facilities are guaranteed by Motorola and provide that Iridium may elect to borrow amounts at the then current Eurodollar rate plus 0.75% or at the then current Base Rate (generally, the higher of the Federal funds rate as established by the Federal Reserve Bank of New York plus 0.50% or The Chase Manhattan Bank's prime commercial lending rate). In 1998 interest rates on the Guaranteed Bank Facility ranged from 5.313 % to 8.00%. As of December 31, 1998, Iridium had drawn an aggregate of approximately $625 million under these facilities (approximately $470 million under the term facility and approximately $155 million under the revolving facility).

Old Senior Secured Bank Line of Credit

     In 1997, Iridium entered into a Credit Agreement with Chase Securities Inc., The Chase Manhattan Bank, Barclays Bank PLC and Barclays Capital, the investment banking division of Barclays Bank PLC, and a syndicate of lenders (the "Old Secured Lenders") for a senior bank facility in a principal amount of $1 billion (the "Old Secured Bank Facility"), of which $250 million was not available for borrowings prior to the commercial activation date. The Old Secured Bank Facility was secured by substantially all of Iridium's assets. The Old Secured Bank Facility was further secured by the $243 million Reserve Capital Call of the members of Parent and all of the Parent's membership interests in Iridium. Borrowings under the Old Secured Bank Facility were to mature on September 30, 1998, subject to Iridium's right to extend such maturity until up to June 30, 1999 if it could demonstrate by July 1, 1998 that it had sufficient available or committed financing for its budgeted project costs through such extended maturity. At December 31, 1997, $350,000,000 was outstanding under the Old Secured Bank Facility. In 1998, the maturity of the borrowings under the Old Secured Bank Facility was extended to December 31, 1998.

New Senior Secured Bank Line of Credit

     On December 23, 1998 Iridium entered into a new secured facility with a new syndicate of lenders for $800 million. This facility provides that Iridium may elect to borrow amounts at the then current short-term Eurodollar rate plus 4% or at the then current Base Rate (generally, the higher of the Federal Funds Rate as established by the Federal Reserve Bank of New York plus 0.50% or The Chase Manhattan Bank's prime commercial lending rate plus 2.75% ). The facility is secured by the same assets as the Old Secured Bank Facility and as of December 31, 1998 Iridium had drawn $500 million. The principal matures on December 29, 2000. Various additional covenants were added to the agreement, which include meeting certain revenue and subscriber levels. Additionally, in January 1999 Iridium drew down another $300 million in connection with this facility.

Motorola MOU and Motorola ARG; Conditional Commitment of Motorola to Guarantee Additional Borrowings.

     In connection with the establishment of the secured bank facility and the guaranteed bank facilities, Motorola, Parent and Iridium entered into the Motorola memorandum of understanding, or "MOU", which amended and restated the Old Motorola MOU. Under the Motorola MOU, Motorola has agreed to, among other things, (i) guarantee up to $750 million of obligations under the guaranteed bank facilities, (ii) consent to and agree to an amendment to the guaranteed bank facilities and the related guarantee agreement (or to enter into a new bank credit facility and guarantee agreement on the same terms (other than pricing)) that together provide for a $350 million increase in the Motorola guaranteed borrowings available thereunder, (iii) permit Iridium to defer its obligations to pay up to an aggregate of $400 million of payments under the O&M contract until December 29, 2000, (iv) guarantee up to $400 million of additional borrowings under a bank credit facility with terms (other than pricing) identical in all material respects to the guaranteed credit facilities on the condition that such additional guaranteed borrowings be used exclusively to make payments to Motorola for deferred obligations under the O&M contract (as described in (iii) above), (v) subordinate certain of its claims vis-a-vis Iridium to the lenders under the secured bank facility and (vi) consent to an amendment to the $275 million revolving credit facility component of the guaranteed bank facilities that would extend the maturity of such facility to beyond the maturity of the senior notes (which are due July 15, 2005). Iridium has agreed under the Motorola MOU that it will compensate Motorola for providing guarantees, deferral rights and other credit support (collectively, the "Motorola exposure", which generally includes the aggregate amount guaranteed, or permitted to be deferred, by Motorola) pursuant to the Motorola agreement regarding guarantee, or "ARG".

     Motorola, Parent and Iridium also entered into the Motorola ARG, which amended and restated the Old Motorola ARG. Payments under the Motorola ARG are based on the amount and duration of Motorola exposure and are due and payable quarterly. Prior to October 1, 1999, Iridium is required to pay Motorola cash interest on the amount deferred at an annual interest rate of 12% for Motorola exposure relating to the deferred amounts under the O&M contract. For Motorola exposure relating to guarantees of borrowings under bank credit facilities that exists prior to October 1, 1999, Iridium and Parent are required to compensate Motorola with cash interest and equity (including warrants to purchase either Class 1 Interests or, under certain conditions, Class A Common Stock). Prior to October 1, 1999, Motorola's compensation for Motorola exposure relating to the guaranteed bank facilities and the Motorola guaranteed O&M bank facility (if available) is based on the terms of the Series A and Series B Senior Notes. This "high yield based compensation" equals (i) interest on the Motorola exposure at an annual interest rate equal to the amount, if any, by which the interest rate on the relevant bank facility is less than 13.625% (the weighted average interest rate on the Series A and Series B Senior Notes) plus (ii) the payment of warrants to purchase approximately 66.758 Class 1 Interests (or shares of Class A Common Stock) per day per each $100 million of Motorola exposure at a purchase price of $20.90 per interest (or share) (the average daily warrant compensation payable to holders of senior notes).

     After October 1, 1999, Iridium and Parent are required to pay Motorola equity compensation (in the form of warrants to purchase Class 1 Interests at a purchase price of $0.00013 per interest) for all Motorola exposure unless the aggregate Motorola exposure is less than or equal to $275 million, in which case Iridium may pay Motorola high yield based compensation. During this period, unless the Motorola exposure is less than $275 million, the amount of warrant compensation payable per dollar of Motorola exposure increases substantially as the Motorola exposure increases. In addition, Iridium is required to compensate Motorola with warrants to purchase Class 1 Interests at a price of $0.00013 per interest for any Motorola exposure resulting from Motorola making available any part of the additional $350 million in guaranteed borrowings discussed above regardless of when such Motorola exposure is incurred.

     Parent and Iridium also have agreed under the Motorola MOU that they (i) will use their best efforts to reduce the Motorola exposure to no more than $275 million by the earliest possible date, including obtaining bank credit agreements not guaranteed by Motorola, issuing debt and equity securities (under certain conditions) and using revenues from operations, if available, to reduce the available borrowings under credit facilities guaranteed by Motorola and to pay amounts deferred under contracts with Motorola, (ii) will use their best efforts to obtain, on or before October 1, 1999, the Motorola guaranteed O&M bank facility to finance the payment of all deferred amounts under the O&M contract, (iii) will not have outstanding in excess of (a) $1.7 billion of indebtedness for borrowed money that is secured by the assets of Iridium or (b) $1.62 billion in aggregate principal amount of senior notes, (iv) will not make certain acquisitions without Motorola's consent and (v) will provide Motorola with the right (in addition to Motorola's rights to representation based on its holdings of Class 1 Interests) to appoint one additional director to the Boards of Directors of Parent and Iridium any time the Motorola exposure exceeds $275 million, and the right to appoint a second additional director to the Boards of Directors of Parent and Iridium any time the Motorola exposure exceeds $750 million. In addition, while Motorola has agreed to consent to (i) a $350 million increase in the amount of guaranteed borrowings available under the guaranteed bank facilities (or a new credit facility with terms (other than pricing) identical in all material respects) and (ii) an extension of the maturity of the $275 million revolving credit facility component of the guaranteed bank facilities, there can be no assurance that the lenders under the guaranteed credit facilities would agree to such amendments or that such a new credit facility would be available.

     Motorola's obligation to defer receipt of up to $400 million in payment under the O&M contract is unconditional. All of Motorola's other obligations under the Motorola MOU, including, without limitation, its obligation to consent to and agree to an amendment to the guaranteed bank facilities and the related guarantee agreement (or to enter into a new bank credit facility and guarantee agreement on the same material terms (other than principal)) that together provide for a $350 million increase in the Motorola guaranteed borrowings available thereunder, are conditioned on Iridium complying with the terms of the Motorola MOU, Motorola ARG, the O&M contract and other agreements with Motorola, including Iridium's payment obligations under each such agreement.

Notes Payable

     On July 16, 1997, the Parent, IWCL and Iridium Capital Corporation completed an offering (the "High Yield Offering") of (i) 300,000 units, each consisting of $1,000 principal amount of 13% Senior Notes due 2005, Series A ("Series A Notes"), and one IWCL Warrant representing the right to purchase 5.2 shares of Class A Common Stock of IWCL, and (ii) $500 million aggregate principal amount of 14% Senior Notes due 2005, Series B ("Series B Notes"). Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Series A Notes and Series B Notes were assigned to Iridium. The Series A Notes and Series B Notes are guaranteed by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation. The aggregate net proceeds received were approximately $746 million. Interest on the Series A Notes and Series B Notes is payable in cash semi-annually on January 15th and July 15th of each year, commencing on January 15, 1998. The notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series A Notes and Series B Notes mature on July 15, 2005.

     On October 17, 1997, the Parent and Iridium Capital Corporation completed an offering of $300 million principal amount of 11 1/4% Senior Notes due 2005, Series C ("Series C Notes"). Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Series C Notes were assigned to Iridium. The Series C Notes are guaranteed by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation. The net proceeds received were approximately $293 million. Interest on the Series C Notes is payable in cash semi-annually on January 15th and July 15th of each year, commencing on January 15, 1998. The Series C Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series C Notes mature on July 15, 2005.

     On May 13, 1998, Iridium and Iridium Capital Corporation completed an offering of $350 million principal amount of 10 7/8% Senior Notes due 2005, Series D ("Series D Notes"). The Series D Notes are guaranteed by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation. The Series D Notes have substantially the same terms as the Senior Notes other than interest rate and issue date. The net proceeds received were approximately $342 million. Interest on the Series D Notes is payable in cash semi-annually on January 15th and July 15th of each year, commencing on July 15, 1998. The Series D Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series D Notes mature on July 15, 2005.

     Notes payable, net of discounts, as of December 31, 1997 and 1998 consist of the following (in thousands):

                                                                         1997              1998
                                                                     ------------     --------------
                13% Senior Notes due 2005, Series A...............   $    276,439     $      278,282
                14% Senior Notes due 2005, Series B...............        477,849            479,565
                11 1/4% Senior Notes due 2005, Series C...........        300,000            300,000
                10 7/8% Senior Notes due 2005, Series D...........             --            347,888
                                                                     ------------     --------------
                                                                     $  1,054,288     $    1,405,735
                                                                     ============     ==============

Long-Term Debt Due to Members of the Parent

     During 1996, the Parent sold units to certain of its members and their affiliates; each unit consisting of $1,000 principal amount at maturity of 14 1/2% Senior Subordinated Discount Notes due 2006 (the "Notes") and one warrant to purchase 10.40775 Class 1 Interests of the Parent, for aggregate proceeds of approximately $238,453,000. Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Notes were assigned to Iridium. The Notes are unsecured and are subordinate to all senior debt of Iridium. The Notes fully accrete to an aggregate face value of $480,150,000 on March 1, 2001 and mature on March 1, 2006. Each Note accrues cash interest at a rate of 14 1/2% per annum, payable semi-annually commencing on September 1, 2001. The Notes will be subject to redemption, at the option of Iridium, at any time on or after March 1, 2001. The warrants, which entitle the holder to purchase Class I Interests at an exercise price of $.01 per interest, are exercisable on March 1, 2001 and expire on March 1, 2006. The Parent recognized the estimated fair market value of these warrants of $31,761,000 as an addition to members' equity.

Future Principal Payments

        Future scheduled principal payments of long-term debt are as follows (in thousands):

                           YEAR ENDING DECEMBER 31,                 AMOUNT
                 --------------------------------------------  ----------------
                   1999......................................       $       --
                   2000......................................        1,056,000
                   2001......................................          155,000
                   2002......................................               --
                   2003......................................               --
                   2004 and beyond...........................        1,930,000
                                                               ---------------
                                                                    $3,141,000
                                                               ===============

6.   INCOME TAXES

     From inception through July 29, 1996, Iridium, Inc. was subject to U.S. Federal and state and local income taxes directly, and accordingly, recognized provisions for income taxes for U.S. Federal and for all state and local jurisdictions. Subsequent to the merger of Iridium, Inc. into a limited liability company, the Parent and Iridium are no longer subject to U.S. Federal income tax directly; however, Iridium is subject to District of Columbia franchise taxes.

     Iridium's provision for income taxes for the years ended December 31, 1995, 1996, and 1997 consists of the following (in thousands):

                                              1996          1997         1998
                                           ---------     ---------   -----------
               Current
                 -- Federal.............   $   3,435     $      --   $        --
                 -- State and Local.....       1,154            --            --
               Deferred
                 -- Federal.............          --            --            --
                 -- State and Local.....          --            --            --
                                           ---------     ---------   -----------
                                           $   4,589     $      --   $        --
                                           =========     =========   ===========

     The primary reconciling differences between income tax expense and the amount of tax benefit that would be expected to result by applying the Federal statutory rate of 35% to the loss before income taxes for the period from January 1, 1996 to July 29, 1996 (the date of the merger of Iridium, Inc. into the Parent) relate primarily to the capitalization for tax purposes of certain start-up expenditures, and state and local taxes. Subsequent to the date of the merger of Iridium, Inc. into the Parent, deferred taxes are recognized for those jurisdictions for which the Parent and Iridium are taxed directly, resulting in a deferred tax asset for capitalized start-up expenditures and depreciation of $34,599,000 and $59,660,000 at December 31, 1997 and 1998, respectively, for which a 100% valuation allowance has been established.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented in making this assessment.

7.   TRANSACTIONS WITH MEMBERS OF THE PARENT

Management Services Agreement

     In connection with the IWCL IPO, the Parent and IWCL entered into a Management Services Agreement. The Management Services Agreement was amended and restated in connection with the Asset Drop-Down Transaction to add Iridium as a party.

     Pursuant to the Management Services Agreement, the Parent has agreed to supervise and manage the day-to-day activities of Iridium. Among other things, the Parent is responsible for administering the following functions of Iridium: contract administration (including the Space System Contract, the TNDC and the O&M Contract), treasury, accounting, legal, tax, insurance, licenses and permits and securities law compliance. The Parent similarly has agreed to supervise and manage the day-to-day operations of IWCL. Among other things, the Parent is responsible for administering the following functions of IWCL: treasury, accounting, legal, tax, insurance, licenses and permits and securities law compliance. In addition, Parent has agreed to advance funds to IWCL in the event that IWCL does not have sufficient funds to pay income or similar taxes. The Parent does not receive fees or reimbursement from

IWCL for its services to IWCL under the Management Services Agreement; however, the cost of such services provided to IWCL to date is not significant.

     In return for such services, Iridium has agreed to provide sufficient funds, on a cost reimbursable basis, to the Parent to enable the Parent to manage the business and operations of each of Iridium and IWCL, including payments of Parent's obligations to its employees, consultants and directors, and payments for Parent's office space and equipment, sales, general operating and administrative expenses, insurance and its obligation under certain contracts.

Support Agreement

     Under a Support Agreement, Motorola provides certain general and administrative support to the Parent, Iridium and its subsidiaries. On a cost reimbursable basis, Motorola has provided payroll processing and related benefits to the Parent employees, processed payments to certain contractors providing support to the Parent and Iridium, and provided other administrative support. In connection with the Asset Drop-Down Transaction, the Parent assigned the Support Agreement to Iridium. The amounts and nature of such costs for the years ended December 31, 1996, 1997 and 1998 consist of the following (in thousands):

                                      1996       1997       1998
                                    -------    -------     ------
                  Consulting        $   826    $   643     $  244
                  Other.........         26          5         --
                                    -------    -------     ------
                                    $   852    $   648     $  244
                                    =======    =======     ======

     As of December 31, 1997, and 1998, the balance payable to Motorola under the Support Agreement was approximately $0 and $244,000, respectively.

Space System Contract

     The Parent entered into the Space System Contract with Motorola to design, develop, produce and deliver the Space Segment component of the Iridium System. In connection with the Asset Drop-Down Transaction, the Parent assigned the Space System Contract to Iridium. Under this fixed priced contract, Motorola constructed the space vehicles, placed them into low-earth orbits and constructed the related ground segments for a contract price of $3.45 billion. For the years ended December 31, 1996, 1997, and 1998, $836 million, $577 million, and $574 million respectively, was incurred under the Space System Contract. Such costs are capitalized as system under construction in the accompanying consolidated balance sheets and are transferred to property and equipment as the underlying assets are placed into service. As of December 31, 1997 and 1998, the balance payable to Motorola under the Space System Contract was $0 million and $55 million, respectively. The remaining $55 million remaining obligation under the Space System Contract, is expected to be paid in 1999.

Terrestrial Network Development Contract

     The Parent entered into the Terrestrial Network Development Contract ("TNDC") with Motorola for an original amount of $160 million. In connection with the Asset Drop-Down Transaction, the Parent assigned the TNDC to Iridium. Under the TNDC, Motorola is designing and developing the terrestrial gateway hardware and software. The payments under the original contract are tied to the completion of milestones specified in the contract. During 1996, the TNDC was amended to obligate Motorola to provide additional services and support under the TNDC in exchange for an additional $18.9 million. During 1997 and 1998, the TNDC was further amended to obligate Motorola to provide additional services and support bringing the total contract price of the TNDC to $356 million. Certain of the Parent's members will own the individual gateways and will have no obligation to Iridium or the Parent for any of the amounts due to Motorola under the TNDC. For the years ended December 31, 1997 and 1998, Iridium incurred $74 million and $174 million, respectively, under the TNDC. Such costs are capitalized as system under construction in the accompanying consolidated balance sheets and are transferred to property and equipment as the underlying assets are placed into service. As of December 31, 1997 and 1998, the balance payable to Motorola under the TNDC was $11 million and $76 million, respectively. The aggregate fixed and determinable portion of all remaining obligations under the TNDC, assuming that all obligations are settled in cash, is $130 million, of which $120 million is expected to be paid in 1999 and the remaining $10 million in 2000.

Operations and Maintenance Contract

     To provide for the operations and maintenance of the space segment upon completion of the Space System Contract, the Parent entered into the Operations and Maintenance Contract ("O&M") with Motorola. In connection with the Asset Drop-Down Transaction, the Parent assigned the O&M contract to Iridium. This contract obligates Motorola for a period of five years after completion of the final milestone under the Space System Contract to operate the Space System, and to exert its best efforts to monitor, upgrade and replace hardware and software of the space segment (including the individual space vehicles) at specified levels, in exchange for specified monthly payments. Such payments are expected to aggregate approximately $2.89 billion. During 1996, a two-year option agreement was entered into for the extension of the O&M contract with Motorola after the completion of the initial five-year term. If such option is exercised, Iridium will be obligated to make monthly payments expected to aggregate an additional $1.34 billion. The contract commenced in November 1998. Iridium capitalized $46 million of costs in 1998 that pertain to hardware and software components of the space segment that extend its useful life. The portion of the costs of the O&M associated with day-to-day operations in 1998 was $50.4 million and was expensed as incurred. Under the Motorola MOU, Motorola has agreed to permit Iridium to defer its obligations to up to an aggregate of $400 million of payments due to Motorola under the O&M Contract until December 29, 2000. As of December 31, 1998 Iridium has deferred payment of $86 million of its obligations under the O&M Contract and expects to defer an aggregate of $400 million of such obligations prior to September 1, 1999. Under the O&M, Iridium is required to compensate Motorola with cash and equity compensation. The remaining aggregate fixed and determinable portion of all obligations under the O&M, excluding vendor financing and the optional two-year extension, is expected to be as follows (in thousands):

                       YEAR ENDING DECEMBER 31,                AMOUNT
             --------------------------------------------    --------------
               1999......................................     $   537,000
               2000......................................         557,000
               2001......................................         581,000
               2002......................................         605,000
               2003......................................         525,000
                                                             ------------
                                                             $  2,805,000
                                                             ============

Gateway Owners Incentives

     The Parent agreed to issue warrants to purchase 300,000 Class 1 Interests to each gateway owner whose specified gateway activities were completed on schedule, and warrants to purchase 7,500 Class 1 Interests for each $1 million of cumulative Iridium System service revenue generated within 15 months of commercial activation, but in no event will warrants to purchase more than an aggregate of 9,165,000 Class 1 Interests be issued to all gateway owners. In 1998, the Parent authorized the issuance of 3.3 million warrants for those gateways in compliance with the schedule at an exercise price of $.00013 per interest, no warrants have been issued related to service revenues through December 31, 1998. The warrants have terms identical to those issued to Motorola under the Guarantee Agreement (see Note 5). In 1998, the Parent expensed $37,917,000 in connection with these warrants.

8.   EMPLOYEE BENEFITS

     The Parent has adopted a comprehensive performance incentive and retirement benefit package. Under the terms of the Management Services Agreement (See Note
7), Iridium has committed to reimburse the Parent for all costs associated with employee benefits except for non-cash compensation related to employee stock options. The performance incentive program became effective in 1993, while the various retirement plans became effective on February 1, 1994.

Incentive Programs

     The Parent has established short and long-term incentive plans primarily based on employee performance. Effective December 31, 1995, the Parent terminated the long-term incentive plan. The remaining liability of the long-term incentive plan is approximately $1,738,000 and $1,745,000 as of December 31, 1997 and 1998, respectively, and was paid in January of 1999. Under these plans, the Parent incurred expenses of approximately $1,252,000, $3,412,000 and $5,800,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

401(k) Employee Retirement Savings Plan

     The Parent adopted a 401(k) employee retirement savings plan in 1994 covering all employees. Through 1997, the Parent made matching contributions to this qualified plan on behalf of participating employees up to 3% of employees' compensation. During 1998, in accordance with plan amendments, the Parent made matching payments equal to 50% of employee contributions up to certain limits. Employee contributions to the plan vest immediately. The Parent's contributions vest ratably over a seven-year period, including service credit for any prior employment with Motorola. Under this plan, the Parent has incurred expenses of approximately $288,000, $558,000 and $1,539,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

Retirement Plans

     All employees of the Parent are covered by a non-contributory defined benefit retirement plan. Vesting in plan benefits generally occurs after five years. Benefits under the plan are based on years of credited service (including any prior employment with Motorola), age at retirement and the average earnings over the last four years. The plan is funded annually in accordance with the Employee Retirement Income Security Act of 1974.

     The Parent adopted non-qualified defined benefit plans covering employees earnings in excess of the maximum amounts which may be considered under the qualified plan.

     The net periodic pension cost recognized under the plans was approximately $1,925,000, $2,420,000 and $6,847,000 for the years ended December 31, 1996,
1997, and 1998, respectively. For the years ended December 31, 1997 and 1998, the amounts provided to cover taxes associated with the plan benefits were $693,000 and $1,411,000 respectively. In addition, an additional minimum pension liability adjustment of $90,000 and a reduction adjustment of $1,170,000 has been recorded for the years ended December 31, 1997 and 1998, respectively, for its non-qualified plans. The additional minimum pension liability is included as an increase (decrease) to members' equity.

Summary of Defined Benefit Plans

     Benefit obligations for the qualified and non-qualified defined benefit plans in total for the years ended December 31, 1996, 1997, and 1998, are as follows (in thousands):

                                              1996                             1997                        1998
                                  -------------------------------   ----------------------------- -------------------------
                                    QUALIFIED     NON-QUALIFIED       QUALIFIED   NON-QUALIFIED    QUALIFIED  NON-QUALIFIED
                                  ------------- -----------------   ------------ ---------------- ----------- -------------
Benefit obligation at end of
  prior year...................   $      1,602     $     4,404        $    2,554   $     5,179     $    4,722   $   5,039
Service cost...................            789             438             1,291           513          3,162       2,453
Interest cost..................            133             339               206           285            381         600
Plan amendments................             --              --                --            --             --       1,149
Net actuarial (gain)/loss......             30              (2)              671           595          1,876       3,624
Benefits paid..................             --              --                --            --            (20)         (1)
Curtailments and/or
  settlements..................             --              --                --        (1,533)            --          --
                                  ------------     -----------        ----------   ------------    ----------   ---------
Benefit obligation at end of
  year.........................   $      2,554     $     5,179        $    4,722   $     5,039     $   10,121   $  12,864
                                  ============     ===========        ==========   ===========     ==========   =========

      Plan assets for the qualified and non-qualified defined benefit plans in total for the years ended December 31, 1996, 1997 and 1998, are as follows (in thousands):

                                             1996                                         1997
                                ---------------------------------------    ----------------------------------------
                                    QUALIFIED         NON-QUALIFIED           QUALIFIED           NON-QUALIFIED
                                -----------------  --------------------    ------------------  --------------------
Fair value of assets at end of
  prior year...................   $      1,186       $             --          $       1,931     $            --
Actual return on plan assets               217                     --                    477                  --
Employer contribution..........            528                     --                  1,363               1,418
Benefits paid..................             --                     --                    (14)             (1,418)
                                  ------------       ----------------          --------------    ----------------
Fair value of assets at end of
  year.........................   $      1,931       $             --          $       3,757     $            --
                                  ============       ================          =============     ===============

                                                 1998
                                ------------------------------------------
                                     QUALIFIED            NON-QUALIFIED
                                ------------------     -------------------
Fair value of assets at end of
  prior year...................   $       3,757           $          --
Actual return on plan assets                713                      --
Employer contribution..........             240                       1
Benefits paid..................             (20)                     (1)
                                  --------------          --------------
Fair value of assets at end of
  year.........................   $       4,690           $          --
                                  =============           =============


     Pension cost for the qualified and non-qualified defined benefit plans in total for the years ended December 31, 1996, 1997 and 1998, are as follows (in thousands):

                                             1996                                         1997
                                ---------------------------------------    ---------------------------------------
                                    QUALIFIED         NON-QUALIFIED           QUALIFIED           NON-QUALIFIED
                                -----------------  --------------------    ------------------  -------------------
Service cost...................     $   789              $     438              $   1,292            $     512
Interest cost on projected
  benefit obligation...........         133                    339                    206                  285
Actual return on assets........         (82)                    --                   (138)                  --
Amortization of actuarial
  loss.........................          --                     51                     --                    6
Amortization of
  unrecognized prior service
  costs........................          --                     --                     --                   --
Amortization of transition
  obligation...................          19                    238                     19                  238
                                    -------              ---------              ---------            ---------
Net periodic cost..............     $   859              $   1,066              $   1,379            $   1,041
                                    =======              =========              =========            =========


                                                 1998
                                ------------------------------------------
                                     QUALIFIED            NON-QUALIFIED
                                ------------------     -------------------
Service cost...................   $       3,162          $        2,453
Interest cost on projected
  benefit obligation...........             381                     599
Actual return on assets........            (261)                     --
Amortization of actuarial
  loss.........................              33                     133
Amortization of
  unrecognized prior service
  costs........................              --                      99
Amortization of transition
  obligation...................              19                     229
                                  --------------         --------------
Net periodic cost..............   $        3,334         $        3,513
                                  ==============         ==============

     The following table describes the funded status of the plans at December 31, 1997 and 1998 (in thousands). The actuarial calculations were determined by consulting actuaries:

                                                               1997                                        1998
                                            ------------------------------------------  --------------------------------------
                                                QUALIFIED             NON-QUALIFIED       QUALIFIED             NON-QUALIFIED
                                            --------------         -------------------  ---------------      -----------------
Accumulated present value of obligations:
Accumulated benefit obligation,
  including vested benefits..............         $(3,334)             $   (2,269)            $(6,933)              $(6,822)
                                                  ========             ==========          ==========         =============

Projected benefit obligation for
  service rendered to date...............         $(4,722)             $   (5,039)           $(10,121)             $(12,864)
Plan assets at fair value................           3,757                      --               4,690                    --
                                                  -------              ----------          ----------         -------------

Projected benefit obligation in
  excess of plan assets..................            (965)                 (5,039)             (5,431)              (12,864)
Unrecognized prior service
  costs..................................              --                      --                  --                 1,050
Unrecognized transition obligation.......             302                   2,123                 283                 1,894
Unrecognized net (gain) loss.............             118                     870               1,508                 4,361
                                                  -------              ----------          ----------         -------------
Accrued pension cost.....................            (545)                 (2,046)             (3,640)               (5,559)
Adjustment required to recognize
  minimum liability......................              --                    (643)                 --                (1,813)
                                                  -------              ----------          ----------         -------------
Pension liability........................         $  (545)             $   (2,689)         $   (3,640)        $      (7,372)
                                                  =======              ==========          ==========         =============

Actuarial assumptions:
Discount rate............................            7%                   7%                   6.5%                  6.5%
Long-term rate of return.................            8%                   8%                    8%                    8%
Salary increases.........................            5%                  7.5%                   5%                   7.5%

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of financial instruments as of December 31, 1997 and 1998 (in thousands):

                                                           1997                                   1998
                                           ------------------------------------    ----------------------------------
                                               CARRYING              FAIR            CARRYING                FAIR
                                                AMOUNT               VALUE            AMOUNT                 VALUE
                                           ---------------       --------------    -----------            -----------
Bank facilities                            $       560,000       $      560,000    $ 1,125,000            $ 1,125,000
Long-term debt due to Members                      273,302              273,302        323,484                323,484
Senior Notes, Series A, B, C and D               1,054,288            1,156,000      1,405,735              1,034,754

     The fair value of long-term debt is estimated based on the quoted market prices or on current rates offered for similar debt. The carrying amounts of due from affiliates and accounts payable and accrued expenses approximate their fair market value as of December 31, 1997 and 1998 because of the relatively short duration of these financial instruments.

10.  COMMITMENTS

Operating Leases

     The Parent leases office space and equipment under non-cancelable operating lease agreements. Future minimum payments under all operating lease arrangements are as follows (in thousands):

          YEAR ENDING DECEMBER 31,                  AMOUNT
--------------------------------------------   ------------
  1999......................................    $10,697,000
  2000......................................     10,437,000
  2001......................................      7,475,000
  2002......................................      5,980,000
  2003......................................      6,026,000
  2004 and beyond...........................      2,696,000
                                                -----------
                                                $43,311,000

     Rental expense under operating leases for the years ended December 31, 1996, 1997, and 1998 was approximately $1,194,000, $7,821,000, and $10,149,000, respectively.

11.  IRIDIUM SUBSIDIARIES

     The Series A Notes, Series B Notes, Series C Notes and Series D Notes are co-issued by Iridium and Iridium Capital Corporation ("Capital") and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation (collectively, the "Guarantor Subsidiaries" and together with Capital, the "Iridium Subsidiaries"). Each of the Iridium Subsidiaries is a wholly-owned subsidiary of Iridium. Iridium Canada Facilities Inc., a wholly-owned foreign subsidiary of Iridium, has not guaranteed the Series A Notes, Series B Notes, Series C Notes and Series D Notes, and had operations in 1998 that were inconsequential to the business of Iridium. Capital was formed and capitalized by the Parent on June 16, 1997 (subscribed capital of $100). Iridium Roaming LLC was formed by the Parent on June 15, 1997. Iridium IP LLC was formed by the Parent on February 28, 1997. In connection with the Asset Drop-Down Transaction, Parent's interest in Capital, Iridium Roaming LLC and Iridium IP LLC was transferred to Iridium. Iridium Facilities Corporation was formed by Iridium on February 6, 1998. Iridium Canada Facilities Inc. was formed by Iridium on March 19, 1998.

     The following is summarized financial information of Capital as of December 31, 1998 and for the period from inception through December 31, 1998. Full financial statements of Capital are not presented because management believes they are not material to investors.

                                DECEMBER 31, 1998
                                -----------------
Current assets.........         $       0
Total assets...........                 0
Current liabilities....                 0
Total liabilities......                 0

                               FOR THE PERIOD FROM
                                INCEPTION THROUGH
                                DECEMBER 31, 1998
                               -------------------
Net revenues............        $        0
Cost of services........                 0
Net loss................                 0

Iridium has recognized the obligations relating to the Series A Notes, Series B Notes, Series C Notes and Series D Notes because Iridium will have the operations to service such obligations.

     The following is summarized financial information of the Guarantor Subsidiaries as of December 31, 1998 and for the period from inception of each of the Guarantor Subsidiaries through December 31, 1998. Full financial statements of the Guarantor Subsidiaries are not presented because management believes they are not material to investors.

                                DECEMBER 31, 1998
                                -----------------
Current assets............      $       0
Total assets..............              0
Current liabilities.......              0
Total liabilities.........              0

                               FOR THE PERIOD FROM
                                INCEPTION THROUGH
                                DECEMBER 31, 1998
                               -------------------
Net revenue...............      $       0
Cost of services..........              0
Net loss..................              0

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED) IN THOUSANDS:

     The following is a summary of results of operations for each of the quarters during 1996:

                                   FIRST               SECOND                THIRD               FOURTH             TOTAL
                                  QUARTER              QUARTER              QUARTER              QUARTER            YEAR
                                  -------              -------              -------              -------            -----
Operating expenses...........    $   8,410           $    10,321          $    19,621          $    33,052        $    71,404
Net loss.....................        7,663                 9,840               24,232               31,863             73,598

     The following is a summary of results of operations for each of the quarters during 1997:

                                     FIRST               SECOND                THIRD               FOURTH             TOTAL
                                    QUARTER              QUARTER              QUARTER              QUARTER            YEAR
                                    -------              -------              -------              -------            -----
Operating expenses...........   $    36,054          $    48,414          $    84,959          $   127,019        $    296,446
Net loss.....................        35,928               47,926               84,057              125,490             293,401

     The following is a summary of results of operations for each of the quarters during 1998:

                                     FIRST               SECOND                THIRD               FOURTH              TOTAL
                                    QUARTER              QUARTER              QUARTER              QUARTER             YEAR
                                    -------              -------              -------              -------             -----
Revenues................         $      --           $       --           $       --            $      186        $       186
Operating expenses......            168,252              189,428              281,645              348,156            987,481
Net loss................            203,516              244,694              364,300              439,999          1,252,509

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Members
Iridium LLC:

     Under date of January 14, 1999, we reported on the consolidated balance sheets of Iridium LLC and subsidiaries (a development stage limited liability company) as of December 31, 1997 and 1998, and the related consolidated statements of loss, members' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998, and for the period June 14, 1991 (inception) through December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2 in the annual report on Form 10-K for the year 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                        KPMG LLP


McLean, Virginia
January 14, 1999

                                                                      SCHEDULE 1

                                   IRIDIUM LLC

           SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (IN THOUSANDS)

Condensed Balance Sheets:

                                                                      DECEMBER 31,
                                                        -------------------------------------
                                                               1997                 1998
                                                        ----------------    ----------------
Cash.................................................     $        3,100     $             --
Investment in Iridium Operating LLC..................          1,631,537              476,615
Other assets                                                          --                  548
                                                           -------------     ----------------
          Total assets...............................     $    1,634,637     $        477,163
                                                           =============     ================
Liabilities
          Total liabilities..........................     $           --     $             --
Members' equity......................................          1,634,637              477,163
                                                           -------------     ----------------

          Total liabilities and members' equity......     $    1,634,637     $        477,163
                                                           =============     ================

Condensed Statements of Loss:

                                                                                                                     PERIOD FROM
                                                                      YEAR ENDED DECEMBER 31,                       JUNE 14, 1991
                                                   ------------------------------------------------------------    (INCEPTION) TO
                                                          1996                 1997                 1998          DECEMBER 31, 1998
                                                   ------------------   ------------------   ------------------ -------------------
Equity in loss of Iridium Operating
  LLC............................................      $    73,598          $   293,401          1,252,509           $1,679,750
Employee Class 1 Interests
  Compensation...................................               --                  152                292                  444
                                                       -----------          -----------         ----------          -----------
          Loss before income taxes...............           73,598              293,553          1,252,801            1,680,194

Income taxes.....................................               --                   --                 --                   --
                                                       -----------          -----------         ----------           ----------
          Net loss...............................      $    73,598          $   293,553         $1,252,801           $1,680,194
                                                       ===========          ===========         ==========          ===========

Condensed Statements of Cash Flows:

                                                                     YEAR ENDED DECEMBER 31,                          PERIOD FROM
                                                  ------------------------------------------------------------       JUNE 14, 1991
                                                                                                                    (INCEPTION) TO
                                                        1996                  1997                  1998           DECEMBER 31, 1998
                                                  ------------------  --------------------  ------------------  --------------------
Net loss..........................................  $    (73,598)         $   (293,553)         $ (1,252,801)      $(1,680,194)
Adjustments to reconcile net loss to
cash flows from operating activities:
  Employee Class 1 Interests
     Compensation.................................            --                   152                   292               444
  Equity in loss of Iridium Operating
     LLC..........................................        73,598               293,401             1,252,509         1,679,750
                                                    ------------          ------------          ------------       -----------

     Cash used in operating activities............            --                    --                    --                --
Cash flows used in investing
  Activities --
  Investment in Iridium Operating
     LLC..........................................      (193,708)             (399,796)              (98,756)       (2,158,177)
Cash flows from financing activities
     Proceeds from equity transactions............       193,708               399,796                98,756         2,158,171
     Transfer from Iridium Operating
       LLC........................................            --                 3,100                (3,100)               --
                                                    ------------          ------------          ------------       -----------
     Cash provided by financing
       Activities.................................       193,708               402,896                95,656                --
                                                    ------------          ------------          ------------       -----------

Net increase (decrease) in cash and
  cash equivalents                                            --                 3,100                (3,100)               --

Cash and cash equivalents, beginning of period....            --                    --                 3,100                --
                                                    ------------          ------------          ------------       -----------

Cash and cash equivalents, end of
  Period..........................................  $         --          $      3,100          $         --       $        --
                                                    ============          =============         ============       ===========

Note to Condensed Financial Statements of Registrant:

BASIS OF PRESENTATION

     The accompanying condensed financial statements represent the accounts of Iridium LLC (a development stage limited liability company) on a stand-alone basis. Substantially all footnote disclosures are omitted. Reference is made to the audited consolidated financial statements and footnotes of Iridium LLC and subsidiaries (a development stage limited liability company) as of December 31, 1997 and 1998, and for each of the years in the three-year period December 31, 1998, and for the period June 14, 1991 (inception) through December 31, 1998, which appear in the 1998 Form 10-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IRIDIUM WORLD COMMUNICATIONS LTD.

                                By: /s/ EDWARD F. STAIANO
                                   ----------------------------------
                                Edward F. Staiano
                                Chairman and Chief Executive Officer
                                Date:

                                IRIDIUM LLC

                                By: /s/ ROBERT W. KINZIE
                                   ----------------------------------
                                Robert W. Kinzie
                                Chairman
                                Date:

                                IRIDIUM OPERATING LLC

                                By: /s/ EDWARD F. STAIANO
                                   ----------------------------------
                                Edward F. Staiano
                                Vice Chairman and Chief Executive Officer
                                Date:

                                IRIDIUM CAPITAL CORPORATION

                                By: /s/ EDWARD F. STAIANO
                                   ----------------------------------
                                Edward F. Staiano
                                Chairman and Chief Executive Officer
                                Date:

                                IRIDIUM ROAMING LLC

                                By: /s/ EDWARD F. STAIANO
                                   ----------------------------------
                                Edward F. Staiano
                                Acting Chief Executive Officer
                                Date:

                                IRIDIUM IP LLC

                                By: /s/ EDWARD F. STAIANO
                                   ----------------------------------
                                Edward F. Staiano
                                Acting Chief Executive Officer
                                Date:

                                IRIDIUM FACILITIES CORPORATION

                                By: /s/ EDWARD F. STAIANO
                                   ----------------------------------
                                Edward F. Staiano
                                Acting Chief Executive Officer
                                Date:

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         NAME                                               TITLE                                  DATE
         ----                                               -----                                  ----

/s/ ROBERT W. KINZIE
________________________                        Director of Iridium World
Robert W. Kinzie                                 Communications Ltd.; Chairman
                                                 of Iridium LLC and Iridium
                                                 Operating LLC; Director of
                                                 Iridium Capital Corporation

/s/ EDWARD F. STAIANO
________________________                        Chairman and Chief Executive
Edward F. Staiano                                 Officer of Iridium World
                                                  Communications Ltd.;
                                                  Vice Chairman and Chief
                                                  Executive Officer of Iridium LLC
                                                  and Iridium Operating LLC;
                                                  Chairman and Chief Executive
                                                  Officer of Iridium Capital
                                                  Corporation; Acting Chief
                                                  Executive Officer of Iridium
                                                  Roaming LLC, Iridium IP LLC
                                                  and Iridium Facilities
                                                  Corporation


/s/ ROY GRANT
________________________                        Chief Financial Officer of Iridium
Roy Grant                                         World Communications Ltd.;
                                                  Vice President, Chief Financial
                                                  Officer of Iridium LLC and
                                                  Iridium Operating LLC;
                                                  Chief Financial Officer of
                                                  Iridium Capital Corporation;
                                                  Acting Chief Financial Officer of
                                                  Iridium Roaming LLC,
                                                  Iridium IP LLC and Iridium
                                                  Facilities Corporation

________________________                        Director of Iridium LLC and
Aburizal Bakrie                                   Iridium Operating LLC


/s/ HASAN M. BINLADIN
________________________                        Director of Iridium LLC and
Hasan M. Binladin                                 Iridium Operating LLC


________________________                        Director of Iridium LLC and
Herbert Brenke                                    Iridium Operating LLC

/s/ GORDON J. COMERFORD
________________________                        Director of Iridium LLC and
Gordon J. Comerford                               Iridium Operating LLC


/s/ ATILANO DE OMS SOBRINHO
___________________________                     Director of Iridium LLC and
Atilano de Oms Sobrinho                           Iridium Operating LLC


/s/ STEPHEN P. EARHART
________________________                        Director of Iridium LLC and
Stephen P. Earhart                                Iridium Operating LLC



________________________                        Director of Iridium LLC and
Robert A. Ferchat                                 Iridium Operating LLC

/s/ ALBERTO FINOL
________________________                        Deputy Chairman and Director of
Alberto Finol                                    Iridium World Communications
                                                  Ltd.; Director of Iridium LLC and
                                                  Iridium Operating LLC
/s/ EDWARD GAMS
________________________                        Director of Iridium LLC and
Edward Gams                                       Iridium Operating LLC

/s/ DURRELL HILLIS
________________________                        Director of Iridium LLC and
Durrell Hillis                                    Iridium Operating LLC



________________________                        Director of Iridium LLC and
Kazuo Inamori                                     Iridium Operating LLC


/s/ GEORG KELLINGHUSEN
________________________                        Director of Iridium LLC and
Georg Kellinghusen                                Iridium Operating LLC

/s/ S. H. KHAN
________________________                        Director of Iridium LLC and
S. H. Khan                                        Iridium Operating LLC

/s/ ANATOLY I. KISELEV
________________________                        Director of Iridium LLC and
Anatoly I. Kiselev                                Iridium Operating LLC

/s/ RICHARD L. LESHER
________________________                        Vice Chairman and Director of
Richard L. Lesher                               Iridium WorldCommunications Ltd.;
                                                Iridium LLC and Iridium Operating
                                                LLC
/s/ JOHN F. MITCHELL
________________________                        Director of Iridium LLC and
John F. Mitchell                                  Iridium Operating LLC


/s/ GIUSEPPE MORGANTI
________________________                        Director of Iridium LLC and
Giuseppe Morganti                                 Iridium Operating LLC

/s/ J. MICHAEL NORRIS
________________________                        Director of Iridium LLC and
J. Michael Norris                                 Iridium Operating LLC



________________________                        Director of Iridium LLC and
Yusai Okuyama                                     Iridium Operating LLC


/s/ MOON SOO PYO
________________________                        Director of Iridium LLC and
Moon Soo Pyo                                      Iridium Operating LLC


/s/ JOHN A. RICHARDSON
________________________                        Director of Iridium LLC and
John A. Richardson                                Iridium Operating LLC


/s/ THEODORE H. SCHELL
________________________                        Director of Iridium LLC and
Theodore H. Schell                                Iridium Operating LLC


/s/ WILLIAM A. SCHREYER
________________________                        Director of Iridium World
William A. Schreyer                               Communications Ltd.; Iridium
                                                  LLC and Iridium Operating LLC
/s/ SRIBHUMI SUKHANETR
________________________                        Director of Iridium LLC and
Sribhumi Sukhanetr                                Iridium   Operating LLC


/s/ TAO-TSUN SUN
________________________                        Director of Iridium LLC and
Tao-Tsun Sun                                      Iridium Operating LLC


/s/ YOSHIHARU YASUDA
________________________                        Director of Iridium World
Yoshiharu Yasuda                                  Communications Ltd.; Iridium
                                                  LLC and Iridium Operating LLC
/s/ WANG MEI YUE
________________________                        Director of Iridium LLC and
Wang Mei Yue                                      Iridium Operating LLC


                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                                                      DESCRIPTION OF EXHIBITS
  ------                                                      -----------------------
     3.1                   Limited Liability Company Agreement of Iridium LLC, dated as of July 29, 1996, as amended:
                           Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of
                           Iridium World Communications Ltd. and Iridium LLC (Registration Nos. 333-23419 and 333-23419-01)
                           (the "1997 Form S-1").

     3.1.1                 Amendments to the Limited Liability Company Agreement of Iridium LLC, as approved by the members of Iridium LLC on November 25, 1998.*

     3.2                   Articles of Incorporation of Iridium Capital Corporation:  Incorporated by reference to
                           Exhibit 3.2 of the Registration Statement on Form S-4 of Iridium LLC, Iridium Capital
                           Corporation, Iridium Roaming LLC, and Iridium IP LLC (Registration Nos. 333-31741, -01, -02
                           and -03) (the "1997 Form S-4").

     3.3                   By-laws of Iridium Capital Corporation:  Incorporated by reference to Exhibit 3.3 to the 1997
                           Form S-4.

     3.4                   Amended and Restated Limited Liability Company Agreement of Iridium Roaming LLC:  Incorporated
                           by reference to Exhibit 3.4 of the Registration Statement on form S-4 of Iridium Operating
                           LLC, Iridium Capital Corporation, Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities
                           Corporation (Registration Nos. 333-4439, -01, -02, -03 and -04) (the "1998 Form S-4").

     3.5                   Amended and Restated Limited Liability Company Agreement of Iridium IP LLC:  Incorporated by
                           reference to Exhibit 3.5 to the 1998 Form S-4.

     3.6                   Limited Liability Company Agreement of Iridium Operating LLC:  Incorporated by reference to
                           Exhibit 3.6 to the 1998 Form S-4.

     3.7                   Articles of Incorporation of Iridium Facilities Corporation:  Incorporated by reference to
                           Exhibit 3.7 of the Annual Report on Form 10-K of Iridium World Communications Ltd., Iridium
                           LLC, Iridium Operating LLC, Iridium IP LLC, Iridium Roaming LLC and Iridium Capital
                           Corporation (the "1997 Form 10-K").

     3.8                   By-Laws of Iridium Facilities Corporation:  Incorporated by reference to Exhibit 3.8 to the
                           1997 Form 10-K.

     3.9                   Memorandum of Association of Iridium World Communications Ltd.:  Incorporated by reference to
                           Exhibit 3.1 to the 1997 Form S-1.

     3.10                  By-Laws of Iridium World Communications Ltd.:  Incorporated by reference to Exhibit 3.2 to the
                           1997 Form S-1.

     3.11                  Limited Liability Company Agreement of Iridium (Potomac) LLC.*

     4.1.1                 Indenture dated as of July 16, 1997 relating to Iridium LLC's and Iridium Capital Corporation's
                           13% Senior Notes due 2005, Series A, and 13% Senior Notes due 2005, Series A/EN: Incorporated by
                           reference to Exhibit 4.1 to the 1997 Form S-4.

     4.1.2                 First Supplemental Indenture dated as of December 18, 1997 relating to Iridium Operating LLC's and Iridium Capital Corporation's 13% Senior Notes due 2005, Series A, and 13% Senior Notes
                           due 2005, Series A/EN: Incorporated by reference to Exhibit 4.1.2 to the 1998 Form S- 4.

     4.1.3                 Second Supplemental Indenture dated as of February 27, 1998 relating to Iridium Operating
                           LLC's and Iridium Capital Corporation's 13% Senior Notes due 2005, Series A, and 13% Senior
                           Notes due 2005, Series A/EN: Incorporated by reference to Exhibit 4.1.3 to the 1997 Form 10-K.


     4.1.4                 Third Supplemental Indenture dated as of February 17, 1999 relating to Iridium Operating LLC's and Iridium Capital Corporation's 13% Senior Notes due 2005, Series A.*

     4.2                   Forms of Series A Note and Series A/EN Note:  Incorporated by reference to Exhibit 4.1 to the
                           1997 Form S-4.



  EXHIBIT
  NUMBER                                                      DESCRIPTION OF EXHIBITS
  ------                                                      -----------------------
     4.3.1                 Indenture dated as of July 16, 1997 relating to Iridium LLC's and Iridium Capital
                           Corporation's 14% Senior Notes due 2005, Series B, and 14% Senior Notes due 2005, Series B/EN:
                           Incorporated by reference to Exhibit 4.2 to the 1997 Form S-4.

     4.3.2                 First Supplemental Indenture dated as of December 18, 1997 relating to Iridium Operating LLC's and Iridium Capital Corporation's 14% Senior Notes due 2005, Series B, and 14% Senior Notes
                           due 2005, Series B/EN: Incorporated by reference to Exhibit 4.3.2 to the 1998 Form S- 4.

     4.3.3                 Second Supplemental Indenture dated as of February 27, 1998 relating to Iridium Operating
                           LLC's and Iridium Capital Corporation's 14% Senior Notes due 2005, Series B, and 14% Senior
                           Notes due 2005, Series B/EN: Incorporated by reference to Exhibit 4.3.3 to the 1997 Form 10-K.

     4.3.4                 Third Supplemental Indenture dated as of February 17, 1999 relating to Iridium Operating LLC's and Iridium Capital Corporation's 14% Senior Notes due 2005, Series B.*

     4.4                   Forms of Series B Note and Series B/EN Note:  Incorporated by reference to Exhibit 4.2 to the
                           1997 Form S-4.

     4.5.1                 Indenture dated as of October 17, 1997 relating to Iridium LLC's and Iridium Capital
                           Corporation's 11 1/4% Senior Notes due 2005, Series C: Incorporated by reference to Exhibit
                           4.5.1 to the 1998 Form S-4.

     4.5.2                 First Supplemental Indenture dated as of December 18, 1997 relating to Iridium Operating LLC's and Iridium Capital Corporation's 11 1/4 Senior Notes due 2005, Series C: Incorporated by
                           reference to Exhibit 4.5.2 to the 1998 Form S-4.

     4.5.3                 Second Supplemental Indenture dated as of February 27, 1998 relating to Iridium Operating
                           LLC's and Iridium Capital Corporation's 11 1/4 % Senior Notes due 2005, Series C: Incorporated
                           by reference to Exhibit 4.5.3 to the 1997 Form 10-K.

     4.5.4                 Third Supplemental Indenture dated as of February 17, 1999 relating to Iridium Operating LLC's and Iridium Capital Corporation's 11 1/4 % Senior Notes due 2005, Series C.*

     4.6                   Forms of Series C Note and Series C/EN Note:  contained in an exhibit to Exhibit 4.5.1.

     4.7                   Form of Indenture dated as of May 13, 1998 relating to Iridium Operating LLC's and Iridium
                           Capital Corporation's 107/8% Senior Notes due 2005, Series D : Incorporated by reference to
                           Exhibit 4.7 to the Registration Statement on Form S-1 of Iridium Operating LLC, Iridium
                           Capital Corporation, Iridium Roaming LLC, Iridium IP LLC, and Iridium Facilities Corporation
                           (Registration Nos. 333-51099, -01, -02, -03 and -04) (the "1998 Form S-1").

     4.7.1                 First Supplemental Indenture dated as of February 17, 1999 relating to Iridium Operating LLC's and Iridium Capital Corporation's 107/8% Senior Notes due 2005, Series D.*

     4.8                   Form of Series D Note:  contained in an exhibit to Exhibit 4.7.

     4.9                   Form of Indenture:  Incorporated by reference to Exhibit 4.2 to the Registration Statement on
                           Form S-3 of Iridium World Communications Ltd., Iridium LLC, Iridium Operating LLC, Iridium
                           Capital Corporation, Iridium Roaming LLC, Iridium IP LLC, and Iridium Facilities Corporation
                           (Registration Nos. 333-65559, -01, -02, -03, -04, -05 and -06) (the "1998 Form S-3").

     4.10                  Form of Subordinated Note:  contained in an exhibit to Exhibit 4.9.

     10.1                  Form of Interest Exchange Agreement between IWCL and Iridium LLC:  Incorporated by reference to Exhibit 10.2 to the 1997 Form S-1.

     10.2                  Form of amended and restated Management Services Agreement between IWCL, Iridium LLC and
                           Iridium Operating LLC: Incorporated by reference to Exhibit 10.2 to the 1998 Form S-4.

     10.2.1                Form of Amendment No. 1 to the Amended and Restated Management Services Agreement.*

  EXHIBIT
  NUMBER                                                      DESCRIPTION OF EXHIBITS
  ------                                                      -----------------------
     10.3                  Form of 1997 Subscription Agreement between IWCL and Iridium LLC:  Incorporated by reference to Exhibit 10.4 to the 1997 Form S-1.

     10.4                  Space System Contract between Iridium LLC and Motorola, Inc. effective July 29, 1993, as amended and conformed on January 14, 1997:  Incorporated by reference to Exhibit 10.6 to the
                           1997 Form S-1.++

     10.4.1                Amendment No. 7 to the Space System Contract:  Incorporated by reference to Exhibit 10 to the
                           Report on Form 10-Q for the quarter ended September 30, 1998.

     10.5                  Communications System Operations & Maintenance Contract between Iridium LLC and Motorola, Inc.
                           effective July 29, 1993, as amended and conformed on January 14, 1997: Incorporated by reference to Exhibit 10.7 to the 1997 Form S-1.++

     10.6                  Terrestrial Network Development Contract between Iridium LLC and Motorola, Inc., effective
                           January 1, 1993, as amended and conformed on May 18, 1998: Incorporated by reference to
                           Exhibit 10.7 to the Registration Statement on Form S-3 of Iridium World Communications Ltd.
                           And Iridium LLC (Registration Nos. 333-56385, and -01). +

     10.7                  Amendment No. 5 to the Terrestrial Network Development Contract:  Incorporated by reference to
                           Exhibit 10 to the Report on Form 10-Q for the quarter ended September 30, 1998.

     10.8                  Support Agreement between Iridium LLC and Motorola, Inc.:  Incorporated by reference to
                           Exhibit 10.9 to the 1997 Form S-1.

     10.9                  Agreement, executed as of December 16, 1996, between Andersen Consulting LLC and Iridium LLC relating to the development of business support systems:  Incorporated by reference to Exhibit
                           10.10 to the 1997 Form S-1.+

     10.10                 14 1/2% Senior Subordinated Discount Notes Due 2006 of Iridium:  Incorporated by reference to
                           Exhibit 10.11 to the 1997 Form S-1.

     10.11                 Form of Warrant issued in respect of 14 1/2% Senior Subordinated Discount Notes:  Incorporated
                           by reference to Exhibit 10.13 to the 1997 Form S-1.

     10.12                 Warrant to purchase Series M Class 2 Interests dated July 29, 1993, as amended:  Incorporated by reference to Exhibit 10.13 to the 1997 Form S-1.

     10.13                 Form of Gateway Authorization Agreement:  Incorporated by reference to Exhibit 10.14 to the
                           1997 Form S-1.

     10.17                 Form of Third Amended and Restated Agreement regarding Guarantee: Incorporated by reference to
                           Exhibit 99.7 to the Report on Form 8-K filed on December 30, 1998.

     10.18                 Form of Second Amended and Restated Memorandum of Understanding with Motorola, Inc.:
                           Incorporated by reference to Exhibit 99.6 to the Report on Form 8-K filed on December 30,
                           1998.

     10.19                 Share Issuance Agreement between IWCL and Iridium LLC:  Incorporated by reference to Exhibit
                           10.17 to the 1997 Form S-1.

     10.22                 Amended and Restated Iridium LLC Option Plan:  Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Iridium World Communications Ltd. And Iridium LLC
                           (Registration Nos. 333-63337 and -01). +++

     10.23                 Iridium LLC Selected Senior Officers' Supplementary Retirement Plan:  Incorporated by
                           reference to Exhibit 10.27 to the 1997 Form S-4.

     10.24                 Agreement between Mr. Staiano and Iridium LLC:  Incorporated by reference to Exhibit 10.28 to the 1997 Form S-4.

     10.25                 Asset Transfer Agreement:  Incorporated by reference to Exhibit 10.25 to the 1998 Form S-4.

  EXHIBIT
  NUMBER                                                      DESCRIPTION OF EXHIBITS
  ------                                                      -----------------------
     10.26                 Form of Consent of Arthur Andersen LLP to Contract Assignment:  Incorporated by reference to
                           Exhibit 10.26 to the 1998 Form S-4.

     10.26.1               Amendment No. 1 to Consent of Arthur Andersen LLP to Contract Assignment.*

     10.27                 Consent of Motorola Inc. to Contract Assignment contained in an exhibit to Exhibit 10.28.

     10.28                 Form of the Senior Secured Credit Agreement among Iridium Operating LLC, The Chase Manhattan
                           Bank, Chase Securities Inc. and Barclays Bank PLC and the lenders thereto, dated as of
                           December 23, 1998 (includes exhibits): Incorporated by reference to Exhibit 99.4 to the Report on Form 8-K filed on December 30, 1998.

     10.29                 Form of the Senior Guaranteed Credit Agreement among Iridium Operating LLC, The Chase
                           Manhattan Bank, Chase Securities Inc. and Barclays Bank PLC and the lenders thereto, dated as of December 23, 1998 (includes exhibits): Incorporated by reference to Exhibit 99.5 to the
                           Report on Form 8-K filed on December 30, 1998.

     10.30                 Form of China Gateway Compensation Agreement between Motorola, Inc. and Iridium Operating
                           LLC:  Incorporated by reference to Exhibit 10.43 to the 1998 Form S-1.

     10.31                 Standby Purchase Agreement between Iridium Operating LLC and Motorola, Inc.:  Incorporated by
                           reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended June 30, 1998.

     10.32                 Form of Standby Purchase Agreement between Iridium Operating LLC and Kyocera Corporation:
                           Incorporated by reference to Exhibit 10.45 to the 1998 Form S-1.

     10.33                 Form of Agreement Regarding Guarantee among Kyocera Corporation, Iridium Operating LLC and
                           Iridium LLC: Incorporated by reference to Exhibit 10.46 to the 1998 Form S-1.

     10.34                 Stock Purchase Agreement, dated as of December 22, 1998, among Iridium LLC, Iridium Aero
                           Acquisition Sub, Inc., ATG I, Inc., AT&T Wireless Services, Inc. and Rogers Cantel Inc.:
                           Incorporated by reference to Exhibit 99.2 to the Report on Form 8-K filed on December 30, 1998.

     10.35                 Form of Subsidiary Guarantee Assumption Agreement, dated as of February 26, 1999, between
                           Iridium (Potomac) LLC and The Chase Manhattan Bank.*

     10.36                 Form of Bank Waiver, dated as of March 16, 1999, among Iridium Operating LLC and each of the lenders signatory thereto: Incorporated by reference to Exhibit 99.2 to the Report on Form 8-K filed on March 29, 1999.

     11.1                  Statement re Computation of Loss per class A common share:  Iridium World Communications Ltd.*

     11.2                  Statement re Computation of Loss per Class 1 Interest:  Iridium LLC.*

     12                    Statement re Computation of Ratios:  Iridium Operating LLC.*

     21                    Subsidiaries of the Registrants.*

     23                    Consent of KPMG LLP.*

     27.1                  Financial Data Schedule - Iridium World Communications, Ltd.*

     27.2                  Financial Data Schedule - Iridium LLC*

     27.3                  Financial Data Schedule - Iridium Operating LLC*

     99                    Certain Factors Which May Affect Forward Looking Statements.*

-------------------
*        Filed herewith.

+ Confidential treatment previously granted in connection with the 1997 Form S-1.

++       Confidential treatment requested.

+++      Management Compensation Plan.