Form 10-Q
period 1999-03-31
IRIDIUM LLC; IRIDIUM WORLD COMMUNICATIONS LTD; IRIDIUM IP LLC; IRIDIUM ROAMING LLC; IRIDIUM CAPITAL CORP; IRIDIUM OPERATING LLC; IRIDIUM FACILITIES CORP
filed 1999-05-17
CIK 948421, 1035442, 1042683, 1042684, 1042685, 1051721, 1057049

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                        IRIDIUM WORLD COMMUNICATIONS LTD.
             (Exact name of Registrant as specified in its charter)


             BERMUDA                              0-22637                    52-2025291
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

                                 ---------------

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

                                 ---------------

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

                                 ---------------

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

                                 ---------------

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

                                 ---------------

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

                                 ---------------

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

                                                     SHARES OUTSTANDING
                  CLASS                              AT MAY 1, 1999
        ---------------------------               ------------------------
              Iridium World
            Communications Ltd.                         19,729,130
          Common Stock, Class A
         $0.01 par value per share

                        IRIDIUM WORLD COMMUNICATIONS LTD.

                                   ----------
                                   IRIDIUM LLC
                 (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                   ----------
                              IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                 (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                   ----------
                           IRIDIUM CAPITAL CORPORATION
                                 IRIDIUM IP LLC
                               IRIDIUM ROAMING LLC
                         IRIDIUM FACILITIES CORPORATION

                                   ----------
                               INDEX TO FORM 10-Q

                                    ---------

                                                                                          PAGE
                                                                                         NUMBER
                                                                                        --------
PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

          IRIDIUM WORLD COMMUNICATIONS LTD.

          Condensed Balance Sheets
                March 31, 1999 and December 31, 1998                                        5

          Unaudited Condensed Statements of Loss
                For the three months ended March 31, 1999 and 1998                          6

          Unaudited Condensed Statements of Cash Flows
                For the three months ended March 31, 1999 and 1998                          7

          Notes to Unaudited Condensed Financial Statements                                 8

          IRIDIUM LLC

          Condensed Consolidated Balance Sheets
                March 31, 1999 and December 31, 1998                                       10

          Unaudited Condensed Consolidated Statements of Loss
                For the three months ended March 31, 1999 and 1998                         11

                                                                                           PAGE
                                                                                          NUMBER
                                                                                         --------
          Unaudited Condensed Consolidated Statements of Cash Flows
                For the three months ended March 31, 1999 and 1998                         12

          Notes to Unaudited Condensed Consolidated Financial Statements                   13

          IRIDIUM OPERATING LLC (INCLUDING: IRIDIUM CAPITAL CORPORATION,
          IRIDIUM IP LLC, IRIDIUM ROAMING LLC, IRIDIUM FACILITIES CORPORATION)

          Condensed Consolidated Balance Sheets
                March 31, 1999 and December 31, 1998                                       16

          Unaudited Condensed Consolidated Statements of Loss
                For the three months ended March 31, 1999 and 1998                         17

          Unaudited Condensed Consolidated Statements of Cash Flows
                For the three months ended March 31, 1999 and 1998                         18

          Notes to Unaudited Condensed Consolidated Financial Statements                   19

ITEM 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        23

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk                       33

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                                                33

ITEM 2    Changes in Securities and Use of Proceeds                                        33

ITEM 3    Defaults upon Senior Securities                                                  33

ITEM 4    Submission of Matters to a Vote of Security Holders                              33

ITEM 5    Other Information                                                                33

ITEM 6    Exhibits and Reports on Form 8-K                                                 34

SIGNATURES                                                                                 35

EXHIBIT INDEX                                                                              37

ITEM 1.  FINANCIAL INFORMATION



                         IRIDIUM WORLD COMMUNICATIONS LTD.

                            CONDENSED BALANCE SHEETS
                          (In Thousands Except Share Data)


                                                                                                                MARCH 31,
                                                                                           DECEMBER 31,           1999
                                                                                              1998             (UNAUDITED)
                                                                                           ------------        -----------
ASSETS
Cash..................................................................................    $          -        $         -
Investment in Iridium LLC.............................................................         119,702            302,549
                                                                                           ------------        -----------
            Total assets..............................................................    $    119,702        $   302,549
                                                                                           ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities...........................................................................    $          -        $         -


Stockholders' equity:
    Class A Common stock, voting, par value $0.01; 50,000,000 shares authorized;
       12,180,648 and 19,729,130 issued and outstanding...............................             122                197
    Class B Common stock, nonvoting, par value $0.01; 2,500,000 shares authorized;
       20,625 issued and outstanding..................................................               -                  -
    Additional paid-in capital........................................................         246,053            489,224
    Accumulated deficit...............................................................        (126,473)          (186,872)
                                                                                           ------------        -----------
                                                                                               119,702            302,549
                                                                                           ------------        -----------
            Total liabilities and stockholders' equity................................    $    119,702        $   302,549
                                                                                           ============        ===========

    The accompanying notes are an integral part of these condensed financial statements.

                         IRIDIUM WORLD COMMUNICATIONS LTD.

                     UNAUDITED CONDENSED STATEMENTS OF LOSS
                        (In Thousands Except Share Data)


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  --------------------------------
                                                                      1998                1999
                                                                  ------------       -------------
Equity in loss of Iridium LLC...............................     $     17,426        $     60,399
                                                                  ------------       -------------
Loss before income taxes....................................           17,426              60,399

Income taxes................................................                -                   -
                                                                  ------------       -------------
Net loss....................................................     $     17,426        $     60,399
                                                                  ============        ============
Net loss per Class A Common share - basic and diluted ......     $       1.45        $       3.44
                                                                  ============        ============
Weighted average shares used in computing
  net loss per Class A Common share - basic and diluted.....       12,008,654          17,541,493
                                                                  ============        ============


    The accompanying notes are an integral part of these condensed financial statements.

                        IRIDIUM WORLD COMMUNICATIONS LTD.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                ( In Thousands )


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      ---------------------------
                                                                         1998             1999
                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss................................................         $  (17,426)      $  (60,399)
    Adjustments to reconcile net loss to net cash
        used in operating activities -
            Equity in loss of Iridium LLC...................             17,426           60,399
                                                                      ----------       ----------
Net cash used in operating activities.......................                  -                -
                                                                      ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Iridium LLC..............................               (583)        (243,246)
                                                                      ----------       ----------
Net cash used in investing activities.......................               (583)        (243,246)
                                                                      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from equity offering.......................                  -          242,400
    Proceeds from Class B Common Stock......................                275                -
    Proceeds from exercise of stock options.................                308              846
                                                                      ----------       ----------
Net cash provided by financing activities...................                583          243,246
                                                                      ----------       ----------

Increase in cash............................................                  -                -

CASH, beginning of period...................................                  -                -
                                                                      ----------       ----------

CASH, end of period.........................................         $        -       $        -
                                                                      ==========       ==========


    The accompanying notes are an integral part of these condensed financial statements.

                        IRIDIUM WORLD COMMUNICATIONS LTD.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.     ORGANIZATION AND BUSINESS

       Iridium World Communications Ltd. ("IWCL") was incorporated under the laws of Bermuda on December 12, 1996. At inception, IWCL was wholly owned by Iridium LLC, a limited liability company. In June 1997, IWCL registered with the Securities and Exchange Commission a total of 13,800,000 shares of its Class A Common Stock ("Class A Common Stock") for sale in an initial public offering (the "Offering"), and on June 13, 1997, IWCL consummated the Offering and issued 12,000,000 shares of Class A Common Stock. Pursuant to the 1997 Subscription Agreement between IWCL and Iridium LLC, approximately $225 million in net proceeds from the Offering were invested in Class 1 Membership Interests of Iridium LLC ("Class 1 Interests"), at which time the outstanding shares of Class A Common Stock held by Iridium LLC were retired, and IWCL became a member of Iridium LLC.

       Iridium LLC, through its wholly-owned subsidiary Iridium Operating LLC ("Iridium"), a Delaware limited liability company, has completed its efforts to develop and deploy a global wireless system (the "Iridium System") that enables subscribers to send and receive telephone calls virtually anywhere in the world, all with one phone, one phone number and one customer bill. Iridium commenced commercial satellite phone service on November 1, 1998 and commercial satellite paging service on November 15, 1998. Iridium is transitioning from a development stage limited liability company to an operating limited liability company.

       IWCL's sole asset is its investment in Iridium LLC. As of December 31, 1998 and March 31, 1999, IWCL owned 12,180,648 and 19,729,130 Class 1 Interests, respectively, representing approximately 8.6% and 13.2% of the total outstanding Class 1 Interests in Iridium LLC, respectively.

2.     BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments necessary for a fair presentation of the financial position of IWCL as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1999. These condensed financial statements are unaudited and do not include all related footnote disclosures. These financial statements should be read in conjunction with the audited financial statements of IWCL and Iridium LLC and footnotes thereto included in their joint Annual Report on Form 10-K for 1998.

       Since its inception on December 12, 1996 through March 31, 1999, IWCL has not entered into any material operating transactions or incurred any material expenses. The results of operations for the three months ended March 31, 1998 and 1999 are not necessarily indicative of the results of operations expected in the future.

3.     EARNINGS PER SHARE

       Basic earnings (loss) per Class A Common share is calculated by dividing net income (loss) by the weighted average number of Class A Common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of Class A Common shares and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of warrants to purchase Class A Common Stock issued in conjunction with Iridium LLC's issuance of Series A Senior Notes, stock options, and Class B Common Stock. Due to losses incurred during the three months ended March 31, 1998 and 1999, the impact of the warrants, stock options, and Class B Common Stock is anti-dilutive and is not included in the diluted earnings (loss) per share calculation.

4.     STOCKHOLDERS' EQUITY

       On January 21, 1999, IWCL issued 7,500,000 shares of Class A Common Stock in a public offering resulting in net proceeds of $242,400,000. Pursuant to the Share Issuance Agreement between IWCL and Iridium LLC, such proceeds were used by IWCL to purchase 7,500,000 Class 1 Interests in Iridium LLC.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


5.     DEBT

       IWCL has no material indebtedness. However, Iridium's $800 million secured bank facility contains various covenants, including covenants that require Iridium to satisfy certain minimum revenue and subscriber levels as of March 31, 1999, June 30, 1999 and September 30, 1999. These minimum subscriber and revenue covenants included the condition that, at March 31, 1999, Iridium have cumulative cash revenues of at least $4 million, cumulative accrued revenues of at least $30 million, at least 27,000 Iridium World Satellite Service subscribers and at least 52,000 total subscribers. As a result of various factors, Iridium's subscriber levels and revenues for its initial commercial operations have been significantly below its prior estimates and the required covenant levels. Accordingly, Iridium requested and received a waiver of compliance with the March 31, 1999 revenue and subscriber conditions from the lenders under the secured bank facility. This waiver is conditioned on Iridium's compliance with the March 31, 1999 minimum revenue and subscriber levels by May 31, 1999.

       Iridium now expects, however, that it will not meet the March 31, 1999 minimum revenue and subscriber levels on May 31, 1999 as is required by the waiver. Iridium is currently in negotiations with the lenders under the secured bank facility regarding an amendment to the secured bank facility to modify the revenue and subscriber covenants or, if an amendment cannot be agreed upon, to obtain a waiver of such covenants. The lenders are under no obligation to provide an amendment or waiver and there can be no assurance that the lenders will agree to such an amendment or waiver. Failure to agree to an amendment of the secured bank facility, or to obtain an additional waiver thereunder, would result in default and subject the entire amount outstanding under the secured bank facility to acceleration by the lenders and the pursuit of other remedies, including enforcing their security interests in substantially all of the assets of Iridium. Any such action by the lenders would have a material adverse effect on Iridium, IWCL and Iridium LLC.

       Because an amendment has not been agreed to and Iridium has not received a waiver, the entire outstanding balance of approximately $800 million, along with the entire outstanding balances on the guaranteed bank facility, senior subordinated notes and notes payable, all of which have cross-default and/or cross-acceleration provisions, are classified as current in the condensed consolidated financial statements of Iridium. Iridium had approximately $480 million outstanding under the guaranteed bank facilities, $337 million of senior subordinated notes and $1.4 billion of notes payable outstanding as of March 31, 1999.

       The failure of Iridium to negotiate an amendment to the $800 million secured bank facility, or the inability of Iridium to negotiate an amendment on favorable terms, could have a material adverse impact on Iridium's financial position and results of operations. Since IWCL's sole asset is its investment in Iridium LLC, IWCL's financial position and results of operations could also be adversely impacted.

6.     SUBSEQUENT EVENT

       In April and May, 1999, various purported securities class action lawsuits were filed against IWCL, Iridium LLC, Iridium, Motorola Inc., and several former officers and directors of IWCL, Iridium LLC and Iridium, in the United States District Court for the District of Columbia, alleging violations of the federal securities laws during the period September 9, 1998 through March 29, 1999.

       Management believes that the allegations in the legal proceedings described above are without merit and intends to vigorously defend against the allegations.

                                  IRIDIUM LLC
                (A Development Stage Limited Liability Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In Thousands Except Member Interest Data)

                                                                                                                     MARCH 31,
                                                                                                DECEMBER 31,           1999
                                                                                                   1998             (UNAUDITED)
                                                                                               --------------     --------------
ASSETS
Current assets :
    Cash and cash equivalents..........................................................       $       24,756     $      195,443
    Accounts receivable, net of allowance of $93 and $126..............................                   93              1,316
    Due from affiliates................................................................               17,031             10,699
    Prepaid expenses and other current assets..........................................               15,021             11,649
                                                                                               --------------     --------------
        Total current assets...........................................................               56,901            219,107
Property and equipment, net............................................................            3,584,209          3,412,809
Other assets...........................................................................               97,785             87,598
                                                                                               --------------     --------------
        Total assets...................................................................       $    3,738,895     $    3,719,514
                                                                                               ==============     ==============

LIABILITIES AND MEMBERS' EQUITY
Current liabilities :
    Accounts payable and accrued expenses..............................................       $      165,539     $      113,105
    Due to Member, current portion.....................................................              131,532            104,672
    Bank facilities....................................................................                    -          1,280,000
    Senior subordinated notes (net of discount)........................................                    -            337,423
    Notes payable (net of discount), $1,450,000 principal amount.......................                    -          1,406,766
                                                                                               --------------     --------------
        Total current liabilities......................................................              297,071          3,241,966
Bank facilities........................................................................            1,125,000                  -
Senior subordinated notes (net of discount)............................................              323,484                  -
Notes payable (net of discount), $1,450,000 principal amount...........................            1,405,735                  -
Due to Member, net of current portion..................................................               86,240            225,421
Other liabilities......................................................................               24,202             37,524
                                                                                               --------------     --------------
        Total liabilities..............................................................            3,261,732          3,504,911
                                                                                               --------------     --------------

Commitments and Contingencies
Members' equity:

    Class 2 Interests, authorized 50,000 interests for Series M; authorized an aggregate of 300,000 interests for Series A, Series B and Series C:
            Series M, convertible, no interests issued and outstanding.................                    -                     -
            Series A, redeemable, convertible, 46,016 and 47,684 interests issued
               and outstanding; liquidation value of $46,016 and $47,684 ..............               46,016                47,684
            Series B, redeemable, 1 interest issued and outstanding....................                    -                     -
            Series C, redeemable, 75 interests issued and outstanding..................                    -                     -
    Class 1 Interests, authorized 225,000,000 interests, 141,420,453 and
        148,968,935 interests issued and  outstanding..................................            2,114,316             2,355,409
    Deferred Class 1 Interest compensation.............................................               (1,162)               (1,082)
    Adjustment for minimum pension liability...........................................               (1,813)               (1,813)
    Deficit accumulated during the development stage...................................           (1,680,194)           (2,185,595)
                                                                                               --------------        --------------
        Total members' equity..........................................................              477,163               214,603
                                                                                               --------------        --------------
        Total liabilities and members' equity..........................................       $    3,738,895        $    3,719,514
                                                                                               ==============        ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   IRIDIUM LLC
                ( A Development Stage Limited Liability Company )

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                   (In Thousands Except Member Interest Data)


                                                                        THREE MONTHS ENDED           PERIOD FROM
                                                                              MARCH 31,             JUNE 14, 1991
                                                                -----------------------------    (INCEPTION) THROUGH
                                                                    1998            1999           MARCH 31, 1999
                                                                ------------     ------------    -------------------

Revenues.............................................          $          -     $      1,451      $         1,637

Operating expenses:
    Sales, general and administrative................                60,511          181,810              930,972
    Depreciation and amortization....................               107,791          205,901              879,242
                                                                ------------     ------------        -------------
         Total operating expenses....................               168,302          387,711            1,810,214
                                                                ------------     ------------        -------------
Operating loss.......................................               168,302          386,260            1,808,577
Other income and expenses:
    Interest expense, net............................                35,264          119,141              369,047
                                                                ------------     ------------        -------------
Loss before provision for income taxes...............               203,566          505,401            2,177,624
Provision for income taxes...........................                     -                -                7,971
                                                                ------------     ------------        -------------
Net loss.............................................          $    203,566     $    505,401      $     2,185,595
                                                                ============     ============        =============
Preferred dividend requirement.......................                 1,447            1,668
                                                                ------------     ------------
Net loss applicable to Class 1 Interests.............          $    205,013     $    507,069
                                                                ============     ============
Net loss per Class 1 Interest - basic and diluted....          $       1.45     $       3.45
                                                                ============     ============
Weighted average interests used in computing
  net loss per Class 1 Interest - basic and diluted..           141,227,834      146,781,298
                                                                ============     ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   IRIDIUM LLC
                ( A Development Stage Limited Liability Company )

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( In Thousands )


                                                                                                                      PERIOD FROM
                                                                                              THREE MONTHS ENDED     JUNE 14, 1991
                                                                                                    MARCH 31,         (INCEPTION)
                                                                                           -----------------------      THROUGH
                                                                                              1998          1999     MARCH 31, 1999
                                                                                           ----------   ----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................................   $ (203,566)  $ (505,401)  $ (2,185,595)

  Adjustments to reconcile net loss to net cash
         used in operating activities -
                Depreciation and amortization..........................................      107,791      205,901        879,242
                Interest converted to additional debt..................................            -       13,939        157,905
                Amortization of financing costs........................................            -        8,657          8,657
                Expense recognized for warrants issued in
                      connection with debt guarantee and other compensation............        5,261          315        128,356
                Employee Class 1 Interest  compensation................................           50           80            524
                Loss on disposal of assets.............................................            -       39,270         39,357
                Changes in assets and liabilities:
                      Increase in accounts receivable..................................            -       (1,223)        (1,316)
                      Decrease (Increase) in prepaid expenses and other current assets.         (882)       3,372        (11,649)
                      Decrease (Increase) in due from affiliates.......................           44        6,331        (10,700)
                      Decrease (Increase) in other assets..............................      (11,506)       2,438        (16,652)
                      (Decrease) Increase in accounts payable and accrued expenses.....      (11,627)     111,633        184,403
                      Increase in other liabilities....................................        1,857       11,578         25,522
                                                                                           ----------   ----------   --------------
                               Net cash used in operating activities...................     (112,578)    (103,110)      (801,946)
                                                                                           ----------   ----------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..................................................     (129,275)    (123,649)    (3,990,129)
                                                                                           ----------   ----------   --------------
                               Net cash used in investing activities...................     (129,275)    (123,649)    (3,990,129)
                                                                                           ----------   ----------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Class 1 and Class 2 Interests..........................          583      242,446      2,223,838
  Net proceeds from issuance of senior notes and warrants..............................            -            -      1,618,959
  Borrowings under guaranteed bank line of credit......................................       75,000            -      2,131,500
  Payments under guaranteed bank line of credit........................................            -     (145,000)    (1,651,500)
  Borrowings under senior secured line of credit.......................................            -      300,000      1,210,000
  Payments under senior secured line of credit.........................................            -            -       (410,000)
  Decrease in restricted cash..........................................................      350,220            -              -
  Deferred financing costs.............................................................         (830)           -       (135,279)
                                                                                           ----------   ----------   --------------

                               Net cash provided by financing activities...............      424,973      397,446      4,987,518
                                                                                           ----------   ----------   --------------

Increase in cash and cash equivalents..................................................      183,120      170,687        195,443

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................................        9,040       24,756              -
                                                                                           ----------   ----------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............................................   $  192,160   $  195,443   $    195,443
                                                                                           ==========   ==========   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       12

                                   IRIDIUM LLC
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BUSINESS

       Iridium LLC (the "Parent") and its subsidiaries have completed their efforts to develop and deploy a global wireless system (the "Iridium System") that enables subscribers to send and receive telephone calls virtually anywhere in the world - all with one phone, one phone number and one customer bill. Iridium commenced commercial satellite phone service on November 1, 1998 and commercial satellite paging service on November 15, 1998. The Parent, including its subsidiaries, is transitioning from a development stage limited liability company to an operating limited liability company.

       Iridium, Inc., the predecessor to the Parent, was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U. S. and foreign investors. On July 29, 1996, the Parent was formed as a limited liability company, under the terms and conditions of the limited liability agreement ("LLC Agreement"), pursuant to the provisions of the Delaware limited liability company act. Also on July 29, 1996, Iridium, Inc. was merged with and into the Parent, with the Parent as the surviving entity. Concurrent with the merger, all shares of Common Stock of Iridium, Inc. were exchanged for Class 1 Membership Interests in the Parent ("Class 1 Interests"). As a result of a series of private placements and the offerings of common stock of Iridium World Communications Ltd. ("IWCL"), Motorola's direct and indirect Class 1 Membership Interest in the Parent has been reduced to approximately 18% as of March 31, 1999, before considering unexercised warrants held by Motorola.

       On December 18, 1997, the Parent entered into an asset drop-down transaction (the "Asset Drop-Down Transaction") with Iridium Operating LLC ("Iridium"), a newly formed wholly-owned subsidiary of the Parent. Pursuant to the Asset Drop-Down Transaction, substantially all of the assets and liabilities of the Parent were transferred to Iridium. All assets and liabilities were transferred to Iridium at the Parent's carrying value. Accordingly, unless otherwise specified, references within these notes to Iridium that relate to any action prior to the date of the Asset Drop-Down Transaction should be construed as references to Parent, as predecessor of Iridium. The Parent's only significant asset is its investment in Iridium.

       The Iridium System is subject to regulation by the Federal Communications Commission ("FCC"), and by foreign administrations and regulatory bodies. On January 31, 1995, Motorola obtained a license from the FCC to construct, launch and operate the Iridium System, subject to certain conditions.

2.     BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Parent and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the three month periods ended March 31, 1998 and 1999, and the period from June 14, 1991 (inception) through March 31, 1999. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three months ended March 31, 1998 and 1999 are not necessarily indicative of the results of operations expected in the future, although the Parent will continue to be a development stage limited liability company until significant revenues are generated. These financial statements should be read in conjunction with the Parent's audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for 1998.

3.     MEMBERS' EQUITY

       The Parent declared approximately $1,447,000 and $1,668,000 of in-kind dividends to holders of Series A Class 2 Membership Interests during the three month periods ended March 31, 1998 and 1999, respectively.

       On January 21, 1999, IWCL issued 7,500,000 shares of Class A Common Stock in a public offering resulting

                                   IRIDIUM LLC
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in net proceeds to IWCL of approximately $242,400,000. Pursuant to the Share Issuance Agreement between IWCL and Iridium LLC, all of such proceeds were used to purchase 7,500,000 Class 1 Interests in the Parent. Upon receipt, Parent transferred the proceeds from the sale of Class 1 Interests to Iridium. Iridium has used a portion of such proceeds to fund operations.

4.     SUPPLEMENTAL CASH FLOW INFORMATION

       During the three months ended March 31, 1998 and 1999, $79,447,000 and $121,365,000, respectively, of interest costs were incurred. For the three months ended March 31, 1999, all interest was expensed. Interest expensed for the three months ended March 31, 1998 was $40,000,000 with the remaining interest capitalized to the system under construction. Interest paid was $75,408,000 and $102,881,000 during the three months ended March 31, 1998 and 1999, respectively.

5.     EARNINGS PER CLASS 1 INTEREST

       Basic earnings (loss) per Class 1 Interest is calculated by dividing net income (loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests outstanding during the period. Diluted earnings (loss) per Class 1 Interest is calculated by dividing net income (loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of options, warrants, and convertible Class 2 Interests. Due to the losses incurred during the three months ended March 31, 1998 and 1999, the impact of other potentially dilutive securities is anti-dilutive and is not included in the diluted earnings (loss) per Class 1 Interest calculation.

6.     COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. In 1998 and 1999, the amounts associated with the components of other comprehensive income relate to the Parent's adjustment for minimum pension liability and are not material.

7.     SATELLITE LOSS

       In March 1999, Iridium disposed of a satellite due to mechanical malfunction, resulting in a loss of approximately $39 million which is included as a component of general operating expense in the condensed consolidated statement of loss. The satellite was replaced, by Motorola, with an in-orbit spare satellite as part of the Operating and Maintenance Contract between Iridium and Motorola.

8.     DEBT

       Iridium's $800 million secured bank facility contains various covenants, including covenants that require Iridium to satisfy certain minimum revenue and subscriber levels as of March 31, 1999, June 30, 1999 and September 30, 1999. These minimum subscriber and revenue covenants included the condition that, at March 31, 1999, Iridium have cumulative cash revenues of at least $4 million, cumulative accrued revenues of at least $30 million, at least 27,000 Iridium World Satellite Service subscribers and at least 52,000 total subscribers. As a result of various factors, Iridium's subscriber levels and revenues for its initial commercial operations have been significantly below its prior estimates and the required covenant levels. Accordingly, Iridium requested and received a waiver of compliance with the March 31, 1999 revenue and subscriber conditions from the lenders under the secured bank facility. This waiver is conditioned on Iridium's compliance with the March 31, 1999 minimum revenue and subscriber levels by May 31, 1999.

       Iridium now expects, however, that it will not meet the March 31, 1999 minimum revenue and subscriber levels on May 31, 1999 as is required by the waiver. Iridium is currently in negotiations with the lenders under the secured bank facility regarding an amendment to the secured bank facility to modify the revenue and subscriber covenants or, if an amendment cannot be agreed upon, to obtain a waiver of such covenants. The lenders are under no obligation to provide an amendment or

                                   IRIDIUM LLC
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

waiver and there can be no assurance that the lenders will agree to such an amendment or waiver. Failure to agree to an amendment of the secured bank facility, or to obtain an additional waiver thereunder, would result in default and subject the entire amount outstanding under the secured bank facility to acceleration by the lenders and the pursuit of other remedies, including enforcing their security interests in substantially all of the assets of Iridium. Any such action by the lenders would have a material adverse effect on Iridium, IWCL and the Parent.

       Because an amendment has not been agreed to and Iridium has not received a waiver, the entire outstanding balance of approximately $800 million, along with the entire outstanding balances on the guaranteed bank facility, senior subordinated notes and notes payable, all of which have cross-default and/or cross-acceleration provisions, are classified as current in the accompanying condensed consolidated financial statements. Iridium had approximately $480 million outstanding under the guaranteed bank facilities, $337 million of senior subordinated notes and $1.4 billion of notes payable outstanding as of March 31, 1999.

9.     SUBSEQUENT EVENT

       In April and May, 1999, various purported securities class action lawsuits were filed against IWCL, Parent, Iridium, Motorola Inc., and several former officers and directors of IWCL, Parent and Iridium, in the United States District Court for the District of Columbia, alleging violations of the federal securities laws during the period September 9, 1998 through March 29, 1999.

       Management believes that the allegations in the legal proceedings described above are without merit and intends to vigorously defend against the allegations.

                              IRIDIUM OPERATING LLC
                  ( A Wholly-Owned Subsidiary of Iridium LLC )
                ( A Development Stage Limited Liability Company )

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ( In Thousands )

                                                                                         MARCH 31,
                                                                    DECEMBER 31,            1999
                                                                        1998            (UNAUDITED)
                                                                    ------------        -----------
ASSETS
Current assets :
    Cash and cash equivalents....................................  $     24,756        $   195,443
    Accounts receivable, net of allowance of $93 and $126........            93              1,316
    Due from affiliates..........................................        17,031             10,699
    Prepaid expenses and other current assets....................        15,021             11,649
                                                                    ------------        -----------
        Total current assets.....................................        56,901            219,107
Property and equipment, net......................................     3,584,209          3,412,809
Other assets.....................................................        97,237             87,122
                                                                    ------------        -----------
        Total assets.............................................  $  3,738,347        $ 3,719,038
                                                                    ============        ===========

LIABILITIES AND MEMBER'S EQUITY
Current liabilities :
    Accounts payable and accrued expenses........................  $    165,539        $   113,105
    Due to Parent's Member, current portion......................       131,532            104,672
    Bank facilities..............................................             -          1,280,000
    Senior subordinated notes (net of discount)..................             -            337,423
    Notes payable (net of discount), $1,450,000 principal amount.             -          1,406,766
                                                                    ------------        -----------
        Total current liabilities................................       297,071          3,241,966
Bank facilities..................................................     1,125,000                  -
Senior subordinated notes (net of discount)......................       323,484                  -
Notes payable (net of discount), $1,450,000 principal amount.....     1,405,735                  -
Due to Parent's Member, net of current portion...................        86,240            225,421
Other liabilities................................................        24,202             37,524
                                                                    ------------        -----------
        Total liabilities........................................     3,261,732          3,504,911
                                                                    ------------        -----------

Commitments and Contingencies
Member's equity :
    Member's Interest............................................     2,158,178          2,401,011
    Deficit accumulated during the development stage.............    (1,679,750)        (2,185,071)
    Adjustment for minimum pension liability.....................        (1,813)            (1,813)
                                                                    ------------        -----------
        Total member's equity....................................       476,615            214,127
                                                                    ------------        -----------
        Total liabilities and member's equity....................  $  3,738,347        $ 3,719,038
                                                                    ============        ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRIDIUM OPERATING LLC
                  ( A Wholly-Owned Subsidiary of Iridium LLC )
                ( A Development Stage Limited Liability Company )

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                 (In Thousands)




                                                                     THREE MONTHS ENDED                   PERIOD FROM
                                                                         MARCH 31,                       JUNE 14, 1991
                                                          -----------------------------------------   (INCEPTION) THROUGH
                                                                 1998                    1999            MARCH 31, 1999
                                                          -----------------       -----------------    -----------------

Revenues...............................................  $               -       $           1,451     $          1,637


Operating expenses:
    Sales, general and administrative..................             60,461                 181,730              930,448
    Depreciation and amortization......................            107,791                 205,901              879,242
                                                          -----------------       -----------------    -----------------
        Total operating expenses.......................            168,252                 387,631            1,809,690
                                                          -----------------       -----------------    -----------------
Operating loss.........................................            168,252                 386,180            1,808,053

Other income and expenses:
    Interest expense, net..............................             35,264                 119,141              369,047
                                                          -----------------       -----------------    -----------------
Loss before provision for income taxes ................            203,516                 505,321            2,177,100
Provision for income taxes.............................                  -                       -                7,971
                                                          -----------------       -----------------    -----------------
Net loss...............................................  $         203,516       $         505,321      $     2,185,071
                                                          =================       =================    =================


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRIDIUM OPERATING LLC
                  ( A Wholly-Owned Subsidiary of Iridium LLC )
                ( A Development Stage Limited Liability Company )

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( In Thousands )








                                                                                                               PERIOD FROM
                                                                       THREE MONTHS ENDED MARCH 31,           JUNE 14, 1991
                                                                    ----------------------------------     (INCEPTION) THROUGH
                                                                          1998               1999            MARCH 31, 1999
                                                                    ---------------     --------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................  $      (203,516)   $      (505,321)      $     (2,185,071)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization..............................          107,791            205,901                879,242
      Interest converted to additional debt......................                -             13,939                157,905
      Amortization of financing costs............................                -              8,657                  8,657
      Expense recognized for warrants issued in
        connection with debt guarantee...........................            5,261                315                128,356
      Loss on disposal of assets.................................                -             39,270                 39,357
      Changes in assets and liabilities:
        Increase in accounts receivable..........................                -             (1,223)                (1,316)
        Decrease (Increase) in prepaid expenses and other current
          assets.................................................             (882)             3,372                (11,649)
        Decrease (Increase) in due from affiliates...............               44              6,331                (10,700)
        Decrease (Increase) in other assets......................          (10,958)             2,438                (16,652)
        (Decrease) Increase in accounts payable and accrued
          expenses...............................................          (11,627)           111,633                184,403
        Increase in other liabilities............................            1,857             11,578                 25,522
                                                                    ---------------     --------------      -----------------
          Net cash used in operating activities..................         (112,030)          (103,110)              (801,946)
                                                                    ---------------     --------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................         (129,275)          (123,649)            (3,990,129)
                                                                    ---------------     --------------      -----------------
          Net cash used in investing activities..................         (129,275)          (123,649)            (3,990,129)
                                                                    ---------------     --------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Parent's Class 1 and Class 2
    Interests....................................................              583            242,446              2,223,838
  Net proceeds from issuance of senior notes and warrants........                -                  -              1,618,959
  Borrowings under guaranteed bank line of credit................           75,000                  -              2,131,500
  Payments under guaranteed bank line of credit..................                -           (145,000)            (1,651,500)
  Borrowings under senior secured line of credit.................                -            300,000              1,210,000
  Payments under senior secured line of credit...................                -                  -               (410,000)
  Decrease in restricted cash....................................          350,220                  -                      -
  Deferred financing costs.......................................             (830)                 -               (135,279)
  Transfer to Parent.............................................            2,552                  -                      -
                                                                    ---------------     --------------      -----------------
          Net cash provided by financing activities..............          427,525            397,446              4,987,518
                                                                    ---------------     --------------      -----------------

Increase in cash and cash equivalents............................          186,220            170,687                195,443

CASH AND CASH EQUIVALENTS, beginning of period...................            5,940             24,756                      -
                                                                    ---------------     --------------      -----------------

CASH AND CASH EQUIVALENTS, end of period.........................  $       192,160     $      195,443      $         195,443
                                                                    ===============     ==============      =================


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IRIDIUM OPERATING LLC
                   (A Wholly-Owned Subsidiary of Iridium LLC)
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BUSINESS

       Iridium Operating LLC ("Iridium"), a wholly-owned subsidiary of Iridium LLC (the "Parent"), has completed its efforts to develop and deploy a global wireless system (the "Iridium System") that enables subscribers to send and receive telephone calls virtually anywhere in the world - all with one phone, one phone number and one customer bill. Iridium commenced commercial satellite phone service on November 1, 1998 and commercial satellite paging service on November 15, 1998. Iridium is transitioning from a development stage limited liability company to an operating limited liability company.

       Iridium, Inc., the predecessor to the Parent, was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U. S. and foreign investors. On July 29, 1996, the Parent was formed as a limited liability company, under the terms and conditions of the limited liability agreement ("LLC Agreement"), pursuant to the provisions of the Delaware limited liability company act. Also on July 29, 1996, Iridium, Inc. was merged with and into the Parent, with the Parent as the surviving entity. Concurrent with the merger, all shares of Common Stock of Iridium, Inc. were exchanged for Class 1 Membership Interests in the Parent ("Class 1 Interests"). As a result of a series of private placements and the offerings of common stock of Iridium World Communications Ltd. ("IWCL"), Motorola's direct and indirect Class 1 Membership Interest in the Parent has been reduced to approximately 18% as of March 31, 1999, before considering unexercised warrants held by Motorola.

       On December 18, 1997, the Parent entered into an asset drop-down transaction (the "Asset Drop-Down Transaction") with Iridium, a newly formed wholly-owned subsidiary of the Parent. Pursuant to the Asset Drop-Down Transaction, substantially all of the assets and liabilities of the Parent were transferred to Iridium. All assets and liabilities were transferred to Iridium at the Parent's carrying value. Accordingly, unless otherwise specified, references within these notes to Iridium that relate to any action prior to the date of the Asset Drop-Down Transaction should be construed as references to Parent, as predecessor of Iridium. The Parent's only significant asset is its investment in Iridium.

       The Iridium System is subject to regulation by the Federal Communications Commission ("FCC"), and by foreign administrations and regulatory bodies. On January 31, 1995, Motorola obtained a license from the FCC to construct, launch and operate the Iridium System, subject to certain conditions.

2.     BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Iridium and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the three month periods ended March 31, 1998 and 1999, and the period from June 14, 1991 (inception) through March 31, 1999. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three months ended March 31, 1998 and 1999 are not necessarily indicative of the results of operations expected in the future, although Iridium will continue to be a development stage limited liability company until substantial revenues are generated. These financial statements should be read in conjunction with Iridium's audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for 1998.

3.     SUPPLEMENTAL CASH FLOW INFORMATION

       During the three months ended March 31, 1998 and 1999, $79,447,000 and $121,365,000, respectively, of interest costs were incurred. For the three months ended March 31, 1999, all interest was expensed. Interest expensed for the three months ended March 31, 1998 was $40,000,000 with the remaining interest capitalized to the system under

                              IRIDIUM OPERATING LLC
                   (A Wholly-Owned Subsidiary of Iridium LLC)
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

construction. Interest paid was $75,408,000 and $102,881,000 during the three months ended March 31, 1998 and 1999, respectively.

4.     COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. In 1998 and 1999, the amounts associated with the components of other comprehensive income relate to Iridium's adjustment for minimum pension liability and are not material.

5.     SATELLITE LOSS

       In March 1999, Iridium disposed of a satellite due to mechanical malfunction, resulting in a loss of approximately $39 million which is included as a component of general operating expense in the condensed consolidated statement of loss. The satellite was replaced, by Motorola, with an in-orbit spare satellite as part of the Operating and Maintenance Contract between Iridium and Motorola.

6.     DEBT

       Iridium's $800 million secured bank facility contains various covenants, including covenants that require Iridium to satisfy certain minimum revenue and subscriber levels as of March 31, 1999, June 30, 1999 and September 30, 1999. These minimum subscriber and revenue covenants included the condition that, at March 31, 1999, Iridium have cumulative cash revenues of at least $4 million, cumulative accrued revenues of at least $30 million, at least 27,000 Iridium World Satellite Service subscribers and at least 52,000 total subscribers. As a result of various factors, Iridium's subscriber levels and revenues for its initial commercial operations have been significantly below its prior estimates and the required covenant levels. Accordingly, Iridium requested and received a waiver of compliance with the March 31, 1999 revenue and subscriber conditions from the lenders under the secured bank facility. This waiver is conditioned on Iridium's compliance with the March 31, 1999 minimum revenue and subscriber levels by May 31, 1999.

        Iridium now expects, however, that it will not meet the March 31, 1999 minimum revenue and subscriber levels on May 31, 1999 as is required by the waiver. Iridium is currently in negotiations with the lenders under the secured bank facility regarding an amendment to the secured bank facility to modify the revenue and subscriber covenants or, if an amendment cannot be agreed upon, to obtain a waiver of such covenants. The lenders are under no obligation to provide an amendment or waiver and there can be no assurance that the lenders will agree to such an amendment or waiver. Failure to agree to an amendment of the secured bank facility, or to obtain an additional waiver thereunder, would result in default and subject the entire amount outstanding under the secured bank facility to acceleration by the lenders and the pursuit of other remedies, including enforcing their security interests in substantially all of the assets of Iridium. Any such action by the lenders would have a material adverse effect on Iridium, IWCL and Iridium LLC.

        Because an amendment has not been agreed to and Iridium has not received a waiver, the entire outstanding balance of approximately $800 million, along with the entire outstanding balances on the guaranteed bank facility, senior subordinated notes and notes payable, all of which have cross-default and/or cross-acceleration provisions, are classified as current in the accompanying condensed consolidated financial statements. Iridium had approximately $480 million outstanding under the guaranteed bank facilities, $337 million of senior subordinated notes and $1.4 billion of notes payable outstanding as of March 31, 1999.

                              IRIDIUM OPERATING LLC
                   (A Wholly-Owned Subsidiary of Iridium LLC)
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.     IRIDIUM SUBSIDIARIES

       The Series A Senior Notes, Series B Senior Notes, Series C Senior Notes and Series D Senior Notes (collectively the "Senior Notes"), which approximate $1.45 billion of aggregate principal, are co-issued by Iridium and Iridium Capital Corporation ("Capital") and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Iridium Roaming LLC, Iridium IP LLC, Iridium Facilities Corporation and Iridium (Potomac) LLC (collectively, the "Guarantor Subsidiaries" and together with Capital, the "Iridium Subsidiaries"). Each of the Iridium Subsidiaries is a wholly-owned subsidiary of Iridium. Iridium Canada Facilities Inc., a wholly-owned foreign subsidiary of Iridium, has not guaranteed the Senior Notes, and had operations since inception that were inconsequential to the business of Iridium. Capital was formed and capitalized by the Parent on June 16, 1997 (subscribed capital of $100). Iridium Roaming LLC was formed by the Parent on June 15, 1997. Iridium IP LLC was formed by the Parent on February 28, 1997. In connection with the Asset Drop-Down Transaction, Parent's interest in Capital, Iridium Roaming LLC and Iridium IP LLC was transferred to Iridium. Iridium Facilities Corporation was formed by Iridium on February 6, 1998. Iridium Canada Facilities Inc. was formed by Iridium on March 19, 1998. Iridium (Potomac) LLC was formed by Iridium on February 17, 1999.

       The following is summarized financial information of Capital as of March 31, 1999 and for the period from inception through March 31, 1999. Full financial statements of Capital are not presented because management believes they are not material to investors.

                                        MARCH 31, 1999
                                        --------------
                                          (THOUSANDS)
             Current assets........         $  0
             Total assets..........            0
             Current liabilities...            0
             Total liabilities.....            0

------------

                                       FOR THE PERIOD FROM
                                        INCEPTION THROUGH
                                         MARCH 31, 1999
                                       -------------------

             Net revenues..........          $   0
             Operating expenses....              0
             Net loss..............              0

       Iridium has recognized the obligations relating to the Senior Notes because Capital has no operations to service such obligations.

       The following is summarized financial information of the Guarantor Subsidiaries as of March 31, 1999 and for the period from inception of each of the Guarantor Subsidiaries through March 31, 1999. Full financial statements of the Guarantor Subsidiaries are not presented because management believes they are not material to investors.

                                             MARCH 31, 1999
                                             --------------
             Current assets............          $  0
             Total assets..............             0
             Current liabilities.......             0
             Total liabilities.........             0

                                            FOR THE PERIOD FROM
                                             INCEPTION THROUGH
                                              MARCH 31, 1999
                                            -------------------

             Net revenues..............           $   0
             Operating expenses........               0

                              IRIDIUM OPERATING LLC
                   (A Wholly-Owned Subsidiary of Iridium LLC)
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Net loss..................               0

8.     SUBSEQUENT EVENT

       In April and May, 1999, various purported securities class action lawsuits were filed against IWCL, Parent, Iridium, Motorola Inc., and several former officers and directors of IWCL, Parent and Iridium, in the United States District Court for the District of Columbia, alleging violations of the federal securities laws during the period September 9, 1998 through March 29, 1999.

       Management believes that the allegations in the legal proceedings described above are without merit and intends to vigorously defend against the allegations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This quarterly report is filed jointly by Iridium World Communications Ltd., or "IWCL", Iridium LLC, or "Parent", Iridium Operating LLC, or "Iridium", Iridium Capital Corporation, or "Capital", Iridium Roaming LLC, or "Roaming", Iridium IP LLC, or "IP", and Iridium Facilities Corporation, or "Facilities". Unless otherwise indicated, the information contained in this report is presented as of May 13, 1999.

         IWCL is a member of Parent and has no other business. IWCL has no operations other than those related to its interests in Parent. IWCL's sole assets are its membership interests in Parent and its warrants to acquire membership interests in Parent and, accordingly, IWCL's results of operations reflect its proportionate share of the results of operations of Parent on an equity accounting basis. As of March 31, 1998, IWCL owned approximately 13.3% of the total outstanding Class 1 Interests in Parent. The business of Iridium constitutes substantially all of the business of Parent.

         Accordingly, the management's discussion and analysis section of this report focuses on the financial condition and results of operations of Iridium.

RECENT DEVELOPMENTS - IRIDIUM IS EXPERIENCING SUBSTANTIAL DIFFICULTIES TRANSITIONING FROM A DEVELOPMENT STAGE COMPANY TO AN OPERATING COMPANY

         In the fourth quarter of 1998, Iridium began the transition from a development stage company into an operating company. Iridium has experienced significant difficulties in making this transition, including that its subscriber ramp-up and revenue generation have been substantially below its expectations. Iridium believes the factors that have negatively affected its results include initial difficulties in the distribution of phones and pagers and an inability of Iridium and its gateways to effectively market and distribute Iridium World Services. In addition, Iridium believes that it will be necessary to revise its business plan to increase subscriber demand and revenue generation. Initiatives Iridium is considering include changing its pricing structure and restructuring its indebtedness.

         As a result of its substantially lower than anticipated subscriber ramp-up and revenue generation, Iridium is facing additional financial and operational risks and challenges, including (i) the risk of default under its secured bank facility on May 31, 1999 and related cross-defaults under its guaranteed bank facilities, senior notes and senior subordinated notes, (ii) the need to raise substantial additional funding and (iii) the need to revise its business plan to (a) increase subscriber ramp-up and revenues from operations and, simultaneously, (b) decrease its relatively high current fixed costs, including interest and operating expenses. These risks and challenges are described in greater detail below. For additional information regarding the challenges and risks Iridium faces, see Exhibit 99 to this report.

         Secured Bank Facility and Guaranteed Bank Facilities. On December 23, 1998, Iridium closed on three new bank credit facilities providing for an aggregate amount of up to approximately $1.55 billion of borrowings -- the $800 million secured bank facility due December 29, 2000 and the $750 million (collectively) Motorola guaranteed bank facilities (which includes a $475 million term credit facility due December 29, 2000 and a $275 million revolving credit facility due December 31, 2001). The secured bank facility is secured by, among other things, substantially all of Iridium's assets. Borrowings under the Motorola guaranteed bank facilities are guaranteed by Motorola. Pursuant to the Motorola MOU and the Motorola ARG (two agreements among Motorola, Parent and Iridium regarding Motorola's credit support of Iridium and the compensation due from Iridium and Parent for such support which are described in greater detail in the registrants' annual report on Form 10-K for 1998), Iridium is required to compensate Motorola with equity and cash for, among other things, providing guarantees of Iridium's borrowings under the Motorola guaranteed bank facilities.

Iridium Expects that it Will Not Satisfy the Secured Bank Facility Revenue and Subscriber Covenants. Iridium's secured bank facility contains various covenants, including covenants that require Iridium to satisfy certain minimum revenue and subscriber levels as of March 31, 1999, June 30, 1999 and September 30, 1999. These minimum subscriber and revenue covenants include the condition that, at March 31, 1999, Iridium have cumulative cash revenues of at least $4 million, cumulative accrued revenues of at least $30 million, at least 27,000 Iridium World Satellite Service subscribers and at least 52,000 total subscribers. As a result of various factors, Iridium's subscriber levels and revenues have been significantly below its prior estimates. Accordingly, Iridium requested and received a waiver of compliance with the March 31, 1999 revenue and subscriber conditions from the lenders under the secured bank facility. This waiver is conditioned on Iridium's compliance with the March 31, 1999 minimum revenue and subscriber levels by May 31, 1999, and does not affect or constitute a waiver of any other term of the secured bank facility, including the minimum revenue and subscriber conditions at June 30, 1999 and September 30, 1999

         As of March 31, 1999, Iridium had $195,000 of cumulative cash revenues, $1.637 million of cumulative accrued revenues, 7,188 Iridium World Satellite Service subscribers and 10,294 total subscribers. Iridium now expects that it will not satisfy the secured bank facility's May 31, 1999 (extended from March 31, 1999) minimum subscriber and revenue covenants and also expects that it will not be able to satisfy the June 30, 1999 and September 30, 1999 covenants. Iridium has engaged the lenders under the secured bank facility in negotiations regarding a waiver of, or amendment to, these covenants. The lenders are under no obligation to provide such a waiver or amendment and Iridium can provide no assurance that a waiver or amendment will be received.
If a waiver or amendment is not received, a default would occur and the lenders under the secured bank facility would have the right to, among other remedies, accelerate the payment of the $800 million principal amount of the facility
(and all other amounts due thereunder) and enforce their security interests in substantially all of the assets of Iridium, including the Iridium System. A default under the secured bank facility likely would have a material adverse effect on Iridium and on Parent and IWCL. In addition, if an amendment or waiver is received, in consideration for agreeing to such an amendment or waiver, the lenders under the secured bank facility likely would require Iridium to agree to additional covenants and provide additional compensation.

         Cross Default and Cross Acceleration of Indebtedness. In addition, if there is a default under the secured bank facility or the lenders under the secured bank facility accelerate Iridium's obligations or pursue certain other remedies, then as a result of cross-default (guaranteed bank facilities) and/or cross-acceleration (senior notes and senior subordinated notes) provisions, the outstanding indebtedness under Iridium's guaranteed bank facilities, senior notes and senior subordinated notes could be accelerated by the holders thereof. As of March 31, 1999, Iridium had approximately $480 million outstanding under the guaranteed bank facilities, approximately $1.45 billion of senior notes outstanding and approximately $337 million of senior subordinated notes outstanding.

         Substantial Subscriber Ramp-up and Revenue Generation Problems. Iridium believes that its slower than expected subscriber ramp-up and revenue generation have been initially the result of problems with the initial distribution of subscriber equipment, a shortage of fully-trained service providers and sales personnel and a lack of effective marketing and distribution of Iridium World Services by Iridium, its gateways and its service providers. During the initial roll-out of Iridium World Services, (i) Kyocera experienced significant difficulties in achieving Iridium's quality control standards and was unable to ship significant quantities of phones until early March of 1999, (ii) there were substantial difficulties in distributing phones and pagers to various markets around the world, (iii) although Motorola's satellite phones and pagers were available, the production of cellular cassettes for its dual mode satellite/cellular phones and some other accessories was delayed, and (iv) Iridium and its gateway operators had difficulty identifying and training service providers and their sales staffs.

         Iridium believes that, as a result of various factors, significant portions of its target markets have developed negative impressions about the quality and pricing of Iridium World Services. Iridium is in the process of developing and implementing various initiatives to appropriately address this problem. For example, Iridium has found that its initial service pricing was too complex and has undertaken a process of simplifying these prices as part of the revisions to its business plan.

         Revision of Business Plan -- Revenue Generation and Cost Structure. While Iridium believes that the initial problems with the availability of satellite phones and pagers largely have been addressed, Iridium believes that its strategy for marketing and distribution of Iridium World Services, including its method for implementing its business strategy with its gateways and service providers, needs to be revised. Accordingly, Iridium and its gateways are in the process of revising Iridium's business plan to increase subscriber ramp-up and revenue generation. The initiatives Iridium and its gateways are developing likely will take time to finalize and implement. Iridium also is in the process of revising its revenue and subscriber estimates in light of its initial marketing and distribution difficulties and its expected revisions to its business plan. Iridium expects this revision will result in significantly lower estimates of revenues from operations and accordingly, will adversely affect its prior expectation about its financial condition, including (i) its ability to meet the minimum revenue and subscriber covenants and other terms of the secured bank facility, (ii) its future sources of funds from revenues from operations and (iii) its financing needs.

         Iridium expects that it estimates regarding future funds from operations will be significantly below its prior estimates and expects that it will require substantial additional funding.

         Efforts to Reduce Fixed Costs. Simultaneously with its efforts to increase revenues, Iridium is the process of exploring various alternatives for reducing its high current fixed costs, including substantial interest and operating expenses. These alternatives include debt restructuring and operating cost reductions.

         Retention of Donaldson, Lufkin and Jenrette. On May 13, 1999, Iridium retained Donaldson, Lufkin and Jenrette, ("DLJ"), to assist it in evaluating and reviewing alternatives to restructure its indebtedness and reduce financing costs.

          Claircom Acquisition. On December 22, 1998, Parent and Iridium Aero Acquisition Sub, Inc., or "Aero", a Delaware corporation and a wholly-owned subsidiary of Parent, entered into a stock purchase agreement pursuant to which Aero agreed to acquire all of the outstanding capital stock of Claircom Communications Group, Inc., a Delaware corporation and a provider of in-flight phone service for commercial and executive aircraft, from ATGI, Inc., a Delaware corporation and a wholly-owned subsidiary of AT&T Wireless Services, Inc., and Rogers Cantel Inc. Aero agreed to acquire the Claircom shares for an estimated aggregate price of approximately $65 million, consisting of approximately $25.6 million in cash to be paid at closing and approximately $39.4 million of notes of Claircom which will be guaranteed by Parent and issued to the sellers of the Claircom shares immediately prior to closing. The aggregate purchase price is subject to certain adjustments, including working capital adjustments and adjustments for capital expenditures made for the benefit of Claircom prior to the closing. The Claircom notes are to have a term of nine years and pay interest at a rate of 8% per annum, but not require any payments for the first two years following their issuance -- interest accrued during the first two-year period is to be added to the principal amount of the notes. These Claircom notes also are to contain certain restrictive covenants, including restrictions on dividends, and are to be secured by substantially all of the assets of Claircom and a pledge of the Claircom shares by Aero.

         It is uncertain whether this acquisition will be consummated. Parent and Aero currently do not have sufficient cash available to satisfy the $26.5 million cash payment required at closing and their ability to raise cash to fund such payment is substantially constrained by Iridium's current financial difficulties. While Iridium has sufficient funds to conclude this transaction, the payment by Iridium would require approval of the lenders under the secured bank facility. Iridium is currently evaluating whether the acquisition is in the best interests of Iridium and Parent in light of its current financial difficulties.


LIQUIDITY AND CAPITAL RESOURCES

         Iridium's Expectations About Its Future Operations and Funding Requirements Are Forward Looking. The statements in this report regarding Iridium's future funding requirements and funding sources for 1999 and thereafter are estimates and are forward looking. Actual results are likely to differ, and may differ materially, from the information expressed or implied in such statements. These estimates are based on a number of assumptions, including Iridium's expectations about its ability to generate revenues from operations and to obtain additional financing, and should be viewed in light of the following facts: (i) Iridium expects that it will fail to meet the May 31, 1999 minimum subscriber and revenue covenants under its secured bank facility (these conditions were extended from March 31, 1999 by waiver) and such a failure (in the absence of an applicable amendment or waiver) generally would give the lenders under the facility the right to pursue various remedies, including enforcing their security interests in substantially all of the assets of Iridium and could result in the acceleration of Iridium's other approximately $2.27 billion in indebtedness; (ii) Iridium has only a six month history of operations and no meaningful revenues and there is no operational service that provides a direct comparison to Iridium's services; (iii) Iridium expects to need substantial additional external funding and the availability of additional sources of funding is constrained by many factors, including factors beyond Iridium's control; and (iv) Iridium faces many challenges and risks. There are many factors that could cause these forward looking statements to be inaccurate. See "Recent Developments -- Iridium is Experiencing Substantial Difficulties in Transitioning from a Development Stage Company to an Operating Company" and Exhibit 99 to this report for further discussion of some of the factors which could result in Iridium's forward looking statements proving to be incorrect.

         Transition to an Operating Company -- Shift in Operations. Prior to the fourth quarter of 1998, Iridium devoted substantially all of its operations efforts to the design, construction and development of the Iridium System and to preparation for the commercial operation of the Iridium System. Iridium expects that its efforts for 1999 and the two to three years thereafter will focus on the operation of the Iridium System, the provision of global wireless telecommunications services and the attraction and retention of customers.

         Transition to an Operating Company -- Shift in Factors Affecting Financial Condition. Prior to year-end 1998, Iridium's funding requirements principally were driven by the cost of the construction and deployment of the Iridium System and interest expense (in 1997 and 1998). During this development stage period, Iridium had no meaningful revenue and, accordingly, relied on outside funding. Iridium expects that its operational funding requirements for 1999 and the two to three years thereafter principally will be driven by the costs of operating and maintaining the satellite constellation, the costs of providing Iridium services and interest expense. In addition, the principal considerations of Iridium's management in evaluating Iridium's financial condition have shifted from obtaining financing on favorable terms for the construction of the Iridium System and the roll-out of commercial service to generating revenues, obtaining additional funding in amounts sufficient to satisfy its funding requirements, and reducing expenses in light of substantially lower than expected subscriber ramp-up and revenue generation.

         Currently, Iridium is not generating sufficient funds from operations to satisfy its operational cash needs and, accordingly, is continuing to rely on outside funding. Iridium expects that its funding requirements will substantially exceed its revenues for 1999 and a significant period thereafter and substantial external funding will be required.

Funding Requirements

         Estimated Funding Requirements for 1999. For the first quarter of 1999 Iridium had incurred approximately $361 million (including payments due to vendors that were deferred as described below). Iridium expects that its aggregate funding requirements for 1999 and for the final three quarters of 1999 will be approximately $1.54 billion and 1.18 billion, respectively (including payments due to vendors that have been or are expected to be deferred). This estimate includes Iridium's estimate of its operating costs for
(i) Iridium System operation, (ii) the acquisition of Claircom and (iii) working capital, interest and other financing costs. This estimate may be revised as a result of Iridium's revision of its business plan. Iridium is evaluating all components of its cost structure in an effort to significantly reduce costs.

         Iridium System Construction and Operation. With respect to the development and construction of the Iridium System, Iridium and Motorola are parties to (i) the space system contract for the design, development, production and delivery in orbit of the space segment, (ii) the terrestrial network development contract to design the gateway hardware and software, and
(iii) the operations and maintenance, or "O&M", contract to provide day-to-day management of the space segment after deployment and to monitor, upgrade and replace hardware and software of the space segment as necessary to maintain performance specifications. Substantially all of the initial capital raised by Iridium was used to make payments to Motorola under the space system contract and the terrestrial network development contract. The O&M contract represents a significant funding requirement of Iridium.

          As of March 31, 1999, Iridium had incurred all of the approximately $3.44 billion aggregate estimated cost of the space system contract. On March 8, 1999, Iridium paid $50 million under the space system contract and the remaining $6 million is expected to be paid in the second quarter 1999. As of March 31, 1999, Iridium had incurred approximately $303 million of the $323 million aggregate estimated cost of the terrestrial network development contract. Under an amendment to the terrestrial network development contract, Motorola has agreed to permit Iridium to defer its obligations to make the remaining payments due to Motorola. As of March 31, 1999, Iridium had deferred payment of approximately $77 million of its obligation under the terrestrial network development contract and expects to defer an additional $19 million by year end 1999.

         Iridium expects payments under the O&M contract to be one of its most significant funding requirements during commercial operation of the Iridium System. The O&M contract has a five-year term (ending in November, 2003) and is extendable, at Iridium's option, for an additional two years. Payments under the O&M contract are currently payable monthly and are expected to aggregate approximately $2.89 billion over the initial five-year term of the contract. If Iridium exercises its option to extend the O&M contract for an additional two years, the payments due for that two-year extension are expected to aggregate approximately $1.34 billion. In addition, Iridium is obligated to pay for certain spare satellites, if any, upon the completion of the contract. The monthly payments under the O&M contract increase each year, ranging from payments of $44.8 million in 1999 to $52.6 million in 2003 and $57.3 million in 2005 (if extended). Under the Motorola MOU, Motorola has agreed to permit Iridium to defer its obligations to pay up to an aggregate of $400 million of payments due to Motorola under the O&M contract until December 29, 2000. As of March 31, 1999, Iridium had deferred payment of approximately $220.6 million of its obligations under the O&M contract and expects to defer an aggregate of $400 million of such obligations prior to September 1, 1999.

         Working Capital, Financing Costs and Software Development. Iridium has required, and will continue to require, funds for working capital, business software development, interest on borrowings, financing costs and operating expenses. Iridium estimates that these costs aggregated approximately $1.27 billion from July 29, 1993, the inception date of Iridium's predecessor, through March 31, 1999, with approximately $177 million incurred in the first quarter of 1999. Iridium estimates that its costs in calendar year 1999 for these items will aggregate approximately $830 million.

         Claircom Acquisition. The acquisition of Claircom has an estimated aggregate purchase price of approximately $65 million, consisting of approximately $25.6 million in cash to be paid at closing and approximately $39.4 million of notes of Claircom which will be guaranteed by Parent and issued to the sellers of the Claircom shares immediately prior to closing. It is uncertain whether this acquisition will be consummated. Iridium is currently evaluating whether the Claircom acquisition is in the best interests of Iridium in light of its current financial difficulties.

         Estimated Funding Requirements Following 1999. Iridium estimates that its funding requirements for the two to three year period following 1999 will be driven by recurring costs similar to those expected in 1999. However, Iridium currently does not have any arrangement with Motorola to defer costs scheduled to be incurred after July 1999 under the O&M contract. Motorola is under no obligation to agree to any additional deferral.

Sources of Funding

         Overview. Based on its preliminary view of the revisions that will be made to its business plan, Iridium expects that its aggregate of approximately $1.08 billion of additional, available sources of funding outlined below will not be sufficient to satisfy its expected funding requirements and Iridium expects that its funding requirements will exceed its available sources by a significant amount. In addition, the availability of several of the sources of funding outlined below is contingent upon conditions beyond Iridium's control and may not be available under certain circumstances. There can be no assurance that Iridium will have access to sufficient funding to satisfy its funding requirements.

         Estimated Sources of Funds for 1999. As of March 31, 1999, Iridium estimates that it will have available for the remainder of 1999 aggregate sources of external funding of approximately $1.08 billion from the secured bank facility, the guaranteed bank facilities, vendor financing, and additional Motorola guaranteed borrowings. Iridium expects that its costs (including approximately $276 million expected to be deferred) for the remainder of 1999 will be approximately $1.18 billion. To the extent that Iridium's revenues do not exceed the actual difference between its costs and available sources for the remainder of 1999 (an estimated difference of approximately $100 million) and to the extent that its anticipated sources of funding are unavailable, Iridium will need to seek additional financing.

         Sources of Funding Beyond 1999. Iridium expects that its currently available funding will be exhausted in the fourth quarter of 1999. Iridium is in the process of revising its revenue and subscriber estimates in light of its initial marketing and distribution difficulties and expects that these estimates, when finalized, will be significantly below its prior estimates and will result in a substantial expected funding gap (the difference between estimated funding requirements and estimated revenues) through at least 2000. Iridium will need to close this expected funding gap through a combination of obtaining additional outside funding and reducing its cost structure. A failure to effectively close this expected funding gap likely would have a material adverse effect on Iridium.

         In addition, Iridium expects that, in order to (i) receive an amendment to, or waiver of, the minimum subscriber and revenue covenants in the secured bank facility, (ii) restructure its indebtedness or (iii) obtain additional outside funding, it will have to demonstrate a credible plan for closing this expected funding gap.

         Secured Bank Facility. As of March 31, 1999, Iridium had drawn the entire amount available under the $800 million secured bank facility. Borrowings under the secured bank facility mature on December 29, 2000. Iridium's obligations under the secured bank facility are secured by security interests in substantially all of Iridium's assets, Parent's equity interest in Iridium and the reserve capital call (the commitment of 17 of Parent's strategic investors to purchase up to 18,206,550 class 1 interests at a price of $13.33 per class 1 interest, representing an aggregate purchase price of up to approximately $243 million).

         The secured bank facility contains various covenants. One group of covenants requires Iridium to satisfy certain minimum revenue and subscriber levels, including the conditions that (i) at March 31, 1999, it have cumulative cash revenues of at least $4 million, cumulative accrued revenues of at least $30 million, at least 27,000 Iridium World Satellite Service subscribers and at least 52,000 total subscribers, (ii) at June 30, 1999, it have cumulative cash revenues of at least $50 million, cumulative accrued revenues of at least $150 million, at least 88,000 Iridium World Satellite Service subscribers and at least 213,000 total subscribers and (iii) at September 30, 1999, it have cumulative cash revenues of at least $220 million, cumulative accrued revenues of at least $470 million, at least 173,000 Iridium World Satellite Service subscribers and at least 454,000 total subscribers. As a result of various factors, Iridium's subscriber levels and revenues for its initial commercial operations have been significantly below its prior estimates. Accordingly, Iridium requested and received a waiver of compliance with the March 31, 1999 revenue and subscriber conditions from the lenders under the secured bank facility. This waiver is conditioned on Iridium's compliance with the March 31, 1999 minimum revenue and subscriber levels by May 31, 1999.

         As described above under "Recent Developments - Iridium is Experiencing Substantial Difficulties Transitioning from a Development Stage Company to an Operating Company - Iridium Expects that it Will Not Satisfy the Secured Bank Facility Revenue and Subscriber Covenants", Iridium expects that it will not satisfy the May 31, 1999 (extended from March 31, 1999) minimum subscriber and revenue covenants. Iridium has engaged the lenders under the secured bank facility in negotiations regarding a waiver of, or amendment to these covenants. The lenders are under no obligation to provide such waiver or amendment and Iridium can provide no assurance that a waiver or amendment will be received. A failure to receive a waiver or amendment likely would have a material adverse effect on Iridium. See "Recent Developments - Iridium is Experiencing Substantial Difficulties Transitioning from a Development Stage Company to an Operating Company".

         Guaranteed Bank Facilities. The guaranteed bank facilities consist of a $475 million term credit facility that matures on December 29, 2000 and a $275 million revolving credit facility that matures on December 31, 2001, each with a different, but partially overlapping, syndicate of lenders. As of March 31, 1999, Iridium had drawn an aggregate of approximately $480 million under these facilities (approximately $470 million under the term facility and approximately $10 million under the revolving facility). Pursuant to the terms of the guaranteed bank facilities, Iridium cannot have access to more than an aggregate of approximately $745 million of borrowings in order to ensure that the Motorola $750 million guarantee covers additional obligations of Iridium to the lenders under these facilities. The guaranteed bank facilities do not have covenants that directly address minimum revenues or subscriber levels, however, they do have a cross default provision that would be triggered by a default under the secured bank facility. Borrowings under the guaranteed bank facilities are guaranteed by Motorola. Pursuant to the Motorola MOU and the Motorola ARG (each described below), Parent and Iridium are required to compensate Motorola with equity and cash interest for, among other things, guaranteeing borrowings under the guaranteed bank facilities.

         Motorola Vendor Financing and O&M Bank Facility Guarantee. Under the Motorola MOU, described below, Motorola has agreed to permit Iridium to defer its obligations to pay up to an aggregate of $400 million of payments due to Motorola under the O&M contract until December 29, 2000. As of March 31, 1999, Iridium had deferred approximately $220.6 million of its obligations under the O&M contract and expects to defer an aggregate of $400 million of such obligations prior to September 1, 1999.

         Iridium has agreed under a memorandum of understanding with Motorola and Parent, or "MOU", that it will use its best efforts to obtain a bank facility to refinance the payment of all such deferrals prior to October 1, 1999. Motorola has conditionally committed under the Motorola MOU to guarantee up to $400 million of borrowings under such Motorola guaranteed O&M bank facility. Iridium intends to finance the payment of $400 million of deferred amounts with the Motorola guaranteed O&M bank facility prior to October 1, 1999. However, many factors, including changes in the bank lending market and Iridium's ability to generate revenues from commercial operations could adversely affect Iridium's ability to obtain the Motorola guaranteed O&M bank facility. In addition, Motorola's commitment to guarantee the Motorola guaranteed O&M bank facility is subject to certain conditions. Accordingly, there can be no assurance that Iridium will be able to obtain the Motorola guaranteed O&M bank facility or otherwise refinance its deferred obligations to Motorola under the O&M contract. Iridium is required to compensate Motorola pursuant to the Motorola ARG for Iridium's deferral of payments under the O&M contract and for Motorola's guarantee of the Motorola guaranteed O&M bank facility with cash and equity compensation, including warrants to purchase class 1 interests and warrants to purchase class A common stock.

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

         Motorola's obligation to defer receipt of up to $400 million in payment under the O&M contract is unconditional. All of Motorola's other obligations under the Motorola MOU, including, without limitation, its obligation to consent to and agree to an amendment to the guaranteed bank facilities and the related guarantee agreement (or to enter into a new bank credit facility and guarantee agreement on the same material terms (other than principal)) that together provide for a $350 million increase in the Motorola guaranteed borrowings available thereunder, are conditioned on Iridium complying with the terms of the Motorola MOU, Motorola ARG, the O&M contract and other agreements with Motorola, including Iridium's payment obligations under each such agreement. For further discussion of the terms of the Motorola MOU, see the registrants' report on Form 10-K for 1998.

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

         From the date of the original Motorola ARG through March 31, 1999, for providing guarantees of Iridium's bank credit facilities and other credit support, Motorola had earned warrants to purchase an aggregate of (i) 7,741,346 class 1 interests at a price of $.00013 per interest and an aggregate of (ii) 90,722 class 1 interests at a price of $20.90 per interest. The amount of equity compensation Motorola will earn in the future, under the Motorola ARG, depends upon the amount of future Motorola exposure, is expected to be substantial and could increase significantly for a variety of reasons, including if Iridium is unable to reduce the Motorola exposure to $275 million or less prior to October 1, 1999. While Iridium has agreed with Motorola that it will use its best efforts to reduce the Motorola exposure to $275 million or less as soon as possible, Iridium's ability to repay or replace borrowings guaranteed by Motorola or pay or finance (without a Motorola guarantee) deferrals of amounts due to Motorola depends on a variety of factors, including Iridium's ability to generate revenues and factors beyond Iridium's control such as the condition of the bank lending and securities markets.

OPERATIONS

         Iridium commenced commercial satellite phone service on November 1, 1998 and commercial satellite paging service on November 15, 1998. Prior to November 1, 1998, Iridium's only source of income was interest income on the cash and investment balances from the proceeds of equity and debt commitments in Iridium, which interest income amounted to approximately $25.5 million from July 29, 1993, the inception date of Iridium's predecessor, to March 31, 1999.
During the same period, Iridium recorded a net loss of approximately $2.17 billion.

         During the first quarter of 1999, Parent incurred a net loss of $505 million, or $3.45 per Class 1 Interest, compared to a $204 million net loss, or $1.45 per Class 1 Interest, for the corresponding period in 1998. This was primarily the result of the following increases in expenses: $98 million for amortization and depreciation expense due to the depreciation of a greater number of satellites; $80 million for sales, general and administrative expenses due to increased activities associated with Iridium's transition from a development stage company into commercial operations; and $84 million for increased interest expense. In addition, during the first quarter of 1999, Iridium disposed of a satellite due to mechanical malfunction resulting in a non-cash loss of approximately $39 million on write-down of the asset. The satellite was replaced by Motorola with an in-orbit spare satellite as part of the O&M Contract between Iridium and Motorola. See "-- Capitalization of Costs", "-- Operating Expenses" and "-- Interest Expense" below.

CAPITALIZATION OF COSTS

         All payments by Iridium under the space system contract have been capitalized. The satellite components of the space system contract are being depreciated over the five-year estimated life of the satellites. Depreciation expense is realized on a satellite-by-satellite basis, commencing with the delivery of each satellite to its mission orbit. Depreciation related to the ground control stations commences with the placement in service of each such station over a seven year estimated life. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service. Iridium has obtained a satellite insurance policy to cover certain costs associated with the loss of a satellite. Capitalized amounts under the space system contract and the terrestrial network development contract aggregated approximately $3.74 billion through March 31, 1999. In addition, costs incurred in connection with the issuance by Iridium of class 1 interests are reflected as a reduction of Iridium's additional paid-in capital and Iridium's debt issuance costs are deferred and amortized over the term of the related indebtedness. Payment of these costs and charges has resulted in significant negative operating cash flow. Certain interest costs also have been capitalized through the date of commencement of commercial operations.

         A portion of the payments made under the O&M contract will be capitalized and depreciated. The amount so capitalized will be determined depending upon the number of replacement satellites put into service. Any costs under the O&M contract not capitalized will be expensed as incurred.

OPERATING EXPENSES

         For the period from July 29, 1993, the inception date of Iridium's predecessor, through March 31, 1999, total operating expenses were approximately $1.8 billion, with $388 million of that amount incurred in the first quarter of 1999. In light of lower than expected subscriber ramp-up and revenue generation, Iridium is re-evaluating all of its budgeted operating expenses with a view to making significant reductions.

INTEREST EXPENSE

         Iridium has financed, and expects to continue to finance, a significant portion of its capital requirements through borrowings. As a result of these borrowings, Iridium has had, and expects it will have, significant interest costs. Interest costs were capitalized while the Iridium System was under construction and are now being depreciated. This resulted in all interest costs being capitalized during

1995, 1996 and 1997. For the year ended December 31, 1998, approximately $443 million of interest cost was incurred. Interest expensed for the year ended December 31, 1998 was approximately $273 million with the remaining approximately $170 million of interest capitalized to the system under construction. In the first quarter of 1999, Iridium expensed all interest costs which totaled $121 million. Some portion of interest expense will not be paid in cash, including the interest expense related to Iridium's 14 1/2% senior subordinated notes through March 1, 2001. Such non-cash interest will be accrued and such accrual will increase outstanding indebtedness on Iridium's consolidated balance sheets.

         On May 13, 1999, Iridium retained DLJ to assist it in evaluating and reviewing alternatives to restructure its indebtedness and reduce financing costs.

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

YEAR 2000 READINESS DISCLOSURE

General

Iridium's Year 2000 Program or "Y2K Program" addresses information-technology or "IT", and non-IT problems that may exist within the Iridium System, including Iridium's suppliers, roaming partners, service providers and other material distributors.

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

The Y2K Program is divided into five major phases - Awareness, Inventory and Risk Assessment, Repair and Renovation, Verification and Validation, and Implementation and Monitoring. The Awareness Phase is intended to ensure the establishment of the Y2K Program and the awareness of potential risks and Year 2000 issues. This phase, which involves communicating the status and progress of the Y2K Program within Iridium and to third parties, is an on-going activity and will continue as Iridium proceeds through the other phases. Iridium has substantially completed all critical tasks in this phase. The process of communication, however, is ongoing and will continue through first quarter 2000.

The Inventory and Risk Assessment Phase involves the performance of an inventory of all Iridium hardware, software and infrastructure, as well as material vendors, to identify potential Year 2000 issues and to determine the action required, if any, to mitigate the risk to Iridium. Through its gateways, Iridium is contacting its third party roaming partners and service providers to determine the Year 2000 status of their systems, as well as their plans to bring them into compliance. That process is ongoing. Material items are those believed by Iridium to have a significant impact on the business from a customer service, financial or legal perspective. This phase is being performed by Iridium's internal Y2K team.

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

The Repair and Renovation Phase is intended to ensure that the appropriate items as identified in the inventory and risk assessment are upgraded to meet Year 2000 readiness criteria. This may include software updates, hardware upgrades, development of new processes, new business practices, training programs, etc.

The Repair and Renovation Phase has substantially completed for internal Iridium LLC systems and the products provided by Motorola. The Iridium Business Support Systems were initially developed to be Y2K ready and required only server, operating system, and infrastructure upgrades provided by suppliers. The upgrades required for the satellite and ground infrastructure products provided by Motorola are completed.

The Verification and Validation Phase ensures that critical business processes, systems and infrastructure are verified and tested to ensure Year 2000 issues will not cause major disruption in the on-going operation of the Iridium business. Verification and testing of those systems under Iridium's direct control will be performed by Iridium's internal Y2K team with the support of our technicians and certain of the principle suppliers of those systems. The systems developed by Iridium and those developed by Motorola have completed testing and these upgrades are now Y2K ready.

Finally, during the Implementation and Monitoring Phase, the Year 2000 upgrades will be installed into Iridium's operating systems, as necessary. Iridium LLC plans to have all internal critical systems installed and operational by July 1,1999.

An ongoing monitoring activity will be employed to identify and correct unforeseen Year 2000 critical issues that may arise. In addition, the Y2K Program plan addresses the monitoring of future upgrades for new products and services to ensure that no new Y2K problem is introduced into Y2K ready systems.

State of Readiness

With the completion of the Y2K Verification and Validation Phase, Iridium has determined that the company is well positioned to be ready for the year 2000. The Iridium Business Support Systems were developed to be Y2K ready and the upgrades were minimal. Typical upgrades included server software and operating systems and these upgrades are now Y2K ready.

Motorola, the supplier of the Iridium satellite and ground systems, has completed their testing and the system upgrades are now Y2K ready. Kyocera and Motorola, the suppliers of the handsets and pagers have indicated that these products are Y2K ready.

Costs

The total cost associated with required modifications to become Year 2000 ready is not expected to be material to Iridium's financial position or results of operations. The current estimated total cost to Iridium of the Y2K Program is $2 million. Iridium estimates that the amount expended on the Y2K Program during calendar year 1998 was approximately $180,000, all of which was expensed by Iridium. The costs for the first quarter of 1999 were approximately $720,000. The gateway costs are not expected to be material as the majority of the systems are provided to the gateways under maintenance contracts.

The estimated $2 million cost includes the costs of existing maintenance contracts, internal labor and a small consulting budget for miscellaneous tasks. Because Iridium does not require a large remediation effort, the Y2K activities are substantially absorbed within the existing departmental cost structure. This estimate does not reflect all Y2K costs because, for example, the Iridium Business Support Systems were developed from the outset to handle Year 2000 issues, and the cost of this capability was not separately identified by the supplier.

Other significant or critical non-Year 2000 information technology projects under Iridium's direct control have not been materially delayed or impacted by Year 2000 initiatives.

Risks

Potential risks to Iridium have been differentiated between risks related to Iridium handset services versus risks related to Iridium services dependent upon the existing telecom structure in the world.

Based on the results of the assessment of the Iridium Systems and the Motorola provided space and ground systems, the reasonably likely worst case scenario that would impact Iridium handset to Iridium handset service would be a power failure at a ground station location. To mitigate this, Iridium gateways have back-up generators at all critical ground station locations. Additional contingency planning will be conducted to evaluate and implement rerouting procedures where this risk is determined to be significant. In the event a gateway is not prepared for the transition to the new millennium, Iridium will implement a contingency plan to operate the network without the gateway.

The reasonably likely worst case scenario for services that depend upon the transmission of calls over an existing wireless or landline network is the failure of a call to be completed due to a failure in the existing telecom network. The back-up use of an Iridium handset to Iridium handset call would mitigate this risk. In addition, the gateway business owners are working with the local network providers to identify critical areas of risk. If it is determined that a critical issue exists in an interconnection arrangement, the gateway will determine if rerouting is appropriate.

The Y2K Program is expected to significantly reduce our level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of our material partners. Iridium believes that, with the completion of the Y2K Program as scheduled, the potential of significant interruptions of normal operations should be reduced.

Contingency Plans

Based on the information developed throughout the Y2K Program, Iridium has begun to develop contingency plans for critical systems and processes. These plans will include an analysis of the requirement to reroute calls due to interruption in power at certain gateway ground stations or failure of a gateway to be Y2K ready. Other plans will address back up and restore processes to secure critical data, staffing to monitor critical processes throughout the transition and manual processes for critical operations where appropriate.

Readers are cautioned that the discussion of Iridium's efforts and expectations related to Year 2000 are forward-looking statements and should be read in conjunction with Exhibit 99 to this report.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Iridium's long-term debt includes both fixed and variable interest rate instruments, and the fair market value of Iridium's fixed long-term debt is sensitive to changes in interest rates. Iridium runs the risk that market rates will decline and the required payments will exceed those based on current market rates. Under its current policies, Iridium does not use interest rate derivative instruments to manage its exposure to interest rate changes. For additional information see the registrant's joint annual report on Form 10-K for 1998.'

PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        Securities Class Action Litigation. Starting in late April 1999 and continuing in May 1999, various purported securities class action lawsuits were filed against IWCL, Parent, Iridium, Motorola Inc. and several former officers and directors of IWCL, Parent and Iridium in the United States District Court for the District of Columbia.

        The complaints in these lawsuits purport to be class actions on behalf of the purchasers of securities of IWCL and Iridium during the period September 9, 1998 through March 29, 1999. The complaints generally allege that defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding the commercialization of the Iridium System. The complaints also assert claims against individual defendants alleging violations of Section 20(a) of the Exchange Act. The complaints also allege that, in violation of Section 20A of the Exchange Act, certain of the individual defendants disposed of IWCL's class A common stock while the price of that stock was artificially inflated by allegedly false and misleading statements and omissions. The complaints seek unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper.

        As of May 6, 1999, the purported class actions commenced in the United States District Court for the District of Columbia were:

------------------------------------------------------------------------------
    PLAINTIFF                  CASE NUMBER                   FILED
------------------------------------------------------------------------------
Parker Freeland                 99CV01002                 4/22/99
------------------------------------------------------------------------------
Teck Young                      99CV01017                 4/26/99
------------------------------------------------------------------------------
Richard Ackerman                99CV01036                 4/27/99
------------------------------------------------------------------------------
Brian Kleinman                  99CV01053                 4/28/99
------------------------------------------------------------------------------
Ramona Anne Marshall            99CV01058                 4/29/99
------------------------------------------------------------------------------
Kenneth F. Turner               99CV01096                 5/4/99
------------------------------------------------------------------------------
Jeffrey S. Hargrove             99CV01117                 5/6/99
------------------------------------------------------------------------------

        The registrants anticipate that additional class action complaints containing similar allegations may be filed in the future.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5.        OTHER INFORMATION

        Not Applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits

               Exhibit No.   Description

                     11.1    Computation of Loss Per Class A Common Share

                     11.2    Computation of Loss per Class 1 Interest

                     27.1    Financial Data Schedule of Iridium LLC

                     27.2    Financial Data Schedule of Iridium Operating LLC

                     27.3 Financial Data Schedule of Iridium World Communications Ltd.

                     99.1 Certain of the Factors Which May Affect Forward Looking Statements

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

Iridium World Communications Ltd., Iridium LLC, Iridium Operating LLC, Iridium Capital Corporation, Iridium IP LLC, Iridium Roaming LLC and Iridium Facilities Corporation filed an 8-K on April 26, 1999 reporting that on April 22, 1999 and April 26, 1999 press releases were issued by Iridium LLC announcing that (i) Edward F. Staiano resigned as Vice Chairman and CEO of Iridium LLC, the Iridium LLC Board of Directors formed an Executive Committee and appointed an interim CEO; and (ii) Iridium reported its first quarter results.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                               IRIDIUM WORLD COMMUNICATIONS LTD.

                               /s/John A. Richardson
                               ---------------------
                               John A. Richardson
                               interim Chief Executive Officer

                               IRIDIUM LLC

                               /s/ John A. Richardson
                               ----------------------
                               John A. Richardson
                               Vice Chairman and interim Chief Executive Officer

                               /s/ Leo Mondale
                               ---------------
                               Leo Mondale
                               Senior Vice President and Chief Financial Officer

                               IRIDIUM OPERATING LLC

                               /s/ John A. Richardson
                               ----------------------
                               John A. Richardson
                               Vice Chairman and interim Chief Executive Officer

                               /s/ Leo Mondale
                               ---------------
                               Leo Mondale
                               Senior Vice President and Chief Financial Officer

                               IRIDIUM CAPITAL CORPORATION

                               /s/ John A. Richardson
                               ----------------------
                               John A. Richardson
                               interim Chief Executive Officer

                               /s/ Leo Mondale
                               ---------------
                               Leo Mondale
                               Chief Financial Officer

                               IRIDIUM IP LLC

                               /s/ John A. Richardson
                               ----------------------
                               John A. Richardson
                               interim Chief Executive Officer

                               /s/ Leo Mondale
                               ---------------
                               Leo Mondale
                               Chief Financial Officer

                               IRIDIUM ROAMING LLC

                               /s/ John A. Richardson
                               ----------------------
                               John A. Richardson
                               interim Chief Executive Officer

                               /s/ Leo Mondale
                               ---------------
                               Leo Mondale
                               Chief Financial Officer

                               IRIDIUM FACILITIES CORPORATION

                               /s/ John A. Richardson
                               ----------------------
                               John A. Richardson
                               interim Chief Executive Officer

                               /s/ Leo Mondale
                               ---------------
                               Leo Mondale
                               Chief Financial Officer


Date:  May 17, 1999

                                INDEX TO EXHIBITS

                                                                            SEQUENTIALLY
EXHIBIT                                                                       NUMBERED
NUMBER                   DESCRIPTION OF EXHIBIT                                 PAGE
------                   ----------------------                                 ----
11.1          Computation of Loss Per Class A Common Share

11.2          Computation of Loss per Class 1 Interest

27.1          Financial Data Schedule of Iridium LLC

27.2          Financial Data Schedule of Iridium Operating LLC

27.3          Financial Data Schedule of Iridium World Communications Ltd

99.1          Certain of the Factors Which May Affect Forward
              Looking Statements